Form 10-Q
period 1994-06-30
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1994-08-12
CIK 812563

PAGE 1
             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994.

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to


                   COMMISSION FILE NUMBER 33-13375

                         IDS LIFE ACCOUNT RE
                                 OF
                     IDS LIFE INSURANCE COMPANY

         (Exact name of registrant as specified in its charter)


               MINNESOTA                         41-0823832

   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)


      IDS TOWER 10, MINNEAPOLIS, MINNESOTA             55440-0010

    (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code   (612) 671-3309



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes   X     No

The Registrant is a separate account of IDS Life Insurance Company (IDS Life) established pursuant to the insurance laws of the State of Minnesota for the purposes of funding real estate variable annuity contracts. Unless otherwise specifically noted, the information set forth herein only relates to the operations of the Registrant (the "Account") and not to the operations of IDS Life.



               PART 1 - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

PAGE 3
                            IDS LIFE ACCOUNT RE
                                     of
                         IDS LIFE INSURANCE COMPANY

                               BALANCE SHEET

                                                                      June 30,        December 31,
                                                                        1994              1993
                                                                     (unaudited)

    Assets:
     Cash                                                           $   444,982       $   171,242
     Investments in short-term securities,
       at amortized cost                                                197,598         2,493,649
     Receivable from IDS Life for contracts sold                         10,415               600
     Investments in unconsolidated joint ventures,
       at fair value (cost of $34,288,251 and
       $34,115,612 at June 30, 1994 and
       December 31, 1993 respectively)                               28,443,725        28,769,085
     Participation in mortgage loan, at fair
       value (cost of $3,047,188 at June 30, 1994
       and December 31, 1993)                                         2,996,492         2,995,600
     Investment in wholly-owned real estate
      property:
       Building, at fair value (cost of $13,924,096
         and $13,899,674 at June 30, 1994 and
         December 31, 1993, respectively)                            11,991,342        11,966,920
       Land, at fair value (cost of $3,915,263
         at June 30, 1994 and December 31, 1993)                      3,915,263         3,915,263
       Deferred borrowing costs, net of accumulated
         amortization of $118,729 and $105,874 at
         June 30, 1994 and December 31, 1993, respectively               62,727            75,582
     Other assets                                                        25,290            36,012

         Total assets                                               $48,087,834       $50,423,953


    Liabilities:
     Payable to IDS Life for:
       Operating expenses                                           $    64,303       $    62,289
       Contract terminations                                             60,298            47,077
     Accrued mortality and expense risk fee                              41,362            44,667
     Accrued asset management fee                                        51,702            55,834
     Liabilities related to wholly-owned
      real estate property:
       Accounts payable and other liabilities                           202,455           162,617
       Accrued real estate taxes                                         93,075                 -
       Mortgage payable                                               7,890,431         7,926,821

         Total liabilities                                            8,403,626         8,299,305


    Contract Owners' Equity:
     Net assets applicable to Variable Annuity
       contracts in accumulation period                             $39,684,208       $42,124,648


    Accumulation units outstanding                                   36,649,652        39,000,431

    Net asset value per accumulation unit                           $      1.08       $      1.08



    See accompanying notes to financial statements.
  /TABLE

PAGE 4
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS
                                (unaudited)


                                                                      For the six months ended

                                                                     June 30,          June 30,
                                                                       1994              1993

    Income:
     Interest income                                               $   152,067       $   238,369
     Account's equity in earnings of
       unconsolidated joint ventures                                   953,508         1,118,702
     Rental income                                                   1,114,711         1,119,584
     Unrealized appreciation of participation
       in mortgage loan                                                    892           128,896
     Unrealized (depreciation) appreciation of
       investments in unconsolidated joint ventures                   (497,997)            6,985

         Total income                                                1,723,181         2,612,536


    Expenses:
     Asset management fee                                              317,533           349,187
     Mortality and expense risk fee                                    254,027           279,350
     Amortization of deferred organizational
       and borrowing costs                                              12,855            12,855
     Other operating expenses                                           52,289            52,885
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                        375,522           378,834
       Utilities                                                       105,154            91,939
       Repairs and maintenance                                          91,635            90,466
       Property and other taxes                                        101,320           101,989
       Salaries                                                         97,295           110,371
       Management fees                                                  56,272            55,641
       Other                                                            94,242           70,062

         Total expenses                                              1,558,144         1,593,579


    Net income                                                     $   165,037       $ 1,018,957



    See accompanying notes to financial statements.

PAGE 5
                             IDS LIFE ACCOUNT RE
                                     of
                          IDS LIFE INSURANCE COMPANY

                           STATEMENTS OF OPERATIONS
                                 (unaudited)


                                                                     For the three months ended

                                                                     June 30,          June 30,
                                                                       1994              1993

    Income:
     Interest income                                               $    71,250       $   108,757
     Account's equity in earnings of
       unconsolidated joint ventures                                   483,456           582,109
     Rental income                                                     550,841           536,003
     Unrealized (depreciation) of investments
       in unconsolidated joint ventures                               (497,997)         (320,295)

         Total income                                                  607,550           906,574


    Expenses:
     Asset management fee                                              157,466           173,203
     Mortality and expense risk fee                                    125,973           138,563
     Amortization of deferred organizational
       and borrowing costs                                               6,463             6,463
     Other operating expenses                                           23,440            22,679
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                        187,544           189,220
       Utilities                                                        32,085            48,376
       Repairs and maintenance                                          63,044            49,856
       Property and other taxes                                         51,789            47,707
       Salaries                                                         46,149            51,317
       Management fees                                                  28,301            27,404
       Other                                                            39,534            33,432

         Total expenses                                                761,788           788,220


    Net income                                                     $  (154,238)      $   118,354



    See accompanying notes to financial statements.

PAGE 6
                              IDS LIFE ACCOUNT RE
                                      of
                           IDS LIFE INSURANCE COMPANY

                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                      For the six months ended

                                                                     June 30,          June 30,
                                                                       1994              1993

    Cash flows from operating activities:
     Net Income                                                    $   165,037       $ 1,018,957

     Adjustments to reconcile net income to net cash
     used in operating activities:
     Account's equity in earnings of unconsolidated
         joint ventures                                               (953,508)       (1,118,702)
       Change in accrued interest on participation
         in mortgage loan                                                    -            22,573
       Amortization of organizational and borrowing costs               12,855            12,855
       Change in unrealized depreciation (appreciation) of
         investments in unconsolidated joint ventures                  497,997            (6,985)
       Change in unrealized (appreciation) of participation
         in mortgage loan                                                 (892)         (128,896)
       Change in other assets                                           10,722            60,745
       Change in payable to IDS Life for operating expenses              2,014           (11,167)
       Change in accrued mortality and expense risk fee                 (3,305)             (498)
       Change in accrued asset management fee                           (4,132)             (621)
       Change in payables and other liabilities related
         to wholly-owned real estate property                          132,913           139,179

           Total adjustments to net income                            (305,336)       (1,031,517)

           Net cash used in operating activities                      (140,299)          (12,560)


    Cash flows from investing activities:
     Net sales of short-term securities                              2,296,051         1,735,731
     Capital improvements to wholly-owned real estate property         (24,422)         (365,937)
     Distributions received from joint ventures                        780,870           862,720

           Net cash provided by investing activities                 3,052,499         2,232,514

    Cash flows from financing activities:
     Proceeds from sales of contracts                                  901,650         1,264,483
     Payments for contract terminations                             (3,503,720)       (3,249,275)
     Decrease in mortgage payable                                      (36,390)                -

           Net cash used in financing activities                    (2,638,460)       (1,984,792)

    Net increase in cash                                               273,740            96,111
    Balance of cash at beginning of period                             171,242           321,420

    Balance of cash at end of period                               $   444,982       $   417,531


    Supplemental cash flow disclosure:
     Cash paid for mortgage interest                               $   375,522       $   378,834



    See accompanying notes to financial statements.

PAGE 7
                          IDS LIFE ACCOUNT RE
                                  of
                      IDS LIFE INSURANCE COMPANY

                             June 30, 1994

                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)


1.   GENERAL

     In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of June 30, 1994 and December 31, 1993; statements of operations for the three and six months ended June 30, 1994 and 1993; and the statement of cash flows for the six months ended June 30, 1994 and 1993. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1993 and the notes thereto contained in the Account's prospectus dated April 30, 1994. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results expected for the full year.


2.   INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     Unconsolidated Joint Ventures - Summary Information

     Summary information for the Account of its investments in unconsolidated joint ventures for the the six months ended
     June 30, 1994 and 1993 is as follows:

                                        For the six months ended
                                             June 30, 1994
                                            1994        1993

      Account's share of net
       investment income from
       unconsolidated joint ventures   $   953,508   $ 1,118,702

      Total net investment income of
       unconsolidated joint ventures   $11,843,444   $14,445,593

      Total income of unconsolidated
       joint ventures                  $22,852,384   $24,138,019

PAGE 8
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Results of Operations

For the Six Months Ended June 30, 1994 Compared to Six Months Ended June 30, 1993 -

Net assets decreased from $42,124,648 at December 31, 1993 to $39,684,208 at June 30, 1994. During this same time period, the accumulation unit value remained the same at $1.08. The Account experienced net terminations amounting to $2,605,476 for the six months ended June 30, 1994 compared to $3,848,948 for the six months ended June 30, 1993.

Net income for the six months ended June 30, 1994 was $165,037 compared to $1,018,957 for the six months ended June 30, 1993. The difference was primarily due to the Account's recognition of net unrealized (depreciation) appreciation of approximately $(497,000) and $136,000 on its participation in a mortgage loan and investments in unconsolidated joint ventures in the aggregate amount during 1994 and 1993, respectively.

Interest income represents income earned on the Account's investment in short-term securities and the participation in a mortgage loan. Interest generated from short-term investments decreased to $20,607 from $105,971 for the six months ended
June 30, 1994 and 1993, respectively. This decrease reflects the lower yields earned on these investments during the year as well as a lower average amount invested in short-term securities. Income generated from participation in the mortgage loan remained relatively unchanged compared to the corresponding period in 1993.

For the six months ended June 30, 1994, the Account's equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates, and 1225 Connecticut) was $953,508 which represents a decrease from $1,118,702 for the six months ended June 30, 1993. The decrease is primarily due to an adjustment to the recording of the reimbursements from tenants for real estate taxes and common area costs related to N/S Associates. This decrease was partially offset by an increase in rental income at 1225 Connecticut due to the increase in base rents under the Ernst & Young lease at the property.

In 1993, the Account recognized net unrealized appreciation of investments in unconsolidated joint ventures of approximately $7,000 for the six months ended June 30, 1993. This net appreciation was primarily due to the recognition in the first quarter of 1993 of unrealized appreciation of $327,000 related to a slight adjustment of the capitalization rate used in valuing the 1225 Connecticut office building offset by the recognition of unrealized depreciation of investments in N/S Associates during the second quarter of 1993 in the amount of approximately $320,000, which was related to a write down in the estimated value of Northridge Mall. In 1994, the Account recognized net unrealized depreciation of investments in unconsolidated joint ventures of

PAGE 9
approximately $498,000 for the three and six months ended June 30, 1994. This net depreciation was primarily due to a write down in the estimated value of Northridge Mall partially offset by an increase in the estimated value of Southridge Mall.

N/S Associates is continuing its efforts to address the negative perception among shoppers at Northridge Mall, which is currently 83% leased. The shopping center has also suffered from mall tenant bankruptcies and other store closings. Year-to-date comparable tenant sales at Northridge Mall were down 7.1% for the six months ended June 30, 1994 versus the same period last year.

Year-to-date comparable tenant sales at Southridge Mall, which is currently 92% leased, increased by 3% for the six months ended
June 30, 1994 versus the same period last year. Although it has experienced some mall store closings, Southridge Mall has been able to attract replacement tenants as a result of the sale volume at the shopping center.

The Account paid asset management fees of $317,533 and $349,187 for the six months ended June 30, 1994 and 1993, respectively. The Account also paid a mortality and expense risk fee of $254,027 for the six months ended June 30, 1994 compared to $279,350 for the corresponding period in 1993. The decrease in fees was due to a decrease in the Account's assets.


For the Three Months Ended June 30, 1994 Compared to the Three
Months Ended June 30, 1993 -

Net (loss) income for the three months ended June 30, 1994 was $(154,238) compared to $118,354 for the three months ended
June 30, 1993. The difference was primarily due to the Account's recognition of unrealized depreciation on its investments in unconsolidated joint ventures of approximately $(497,000) in 1994 as compared to $(320,000) in 1993, related to the Account's investment in N/S Associates as well as an adjustment to the recording of the reimbursements from tenants for real estate taxes and common area costs related to N/S Associates.

During the three months ended June 30, 1994, $483,456 of income was derived from the Account's equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates, and 1225 Connecticut) compared to $582,109 for the corresponding three months in 1993. The decrease was primarily attributable to an adjustment to the recording of the reimbursements from tenants for real estate taxes and common area costs related to N/S Associates.

In addition, the Account generated rental income of $550,841 for the three months ended June 30, 1994 from its wholly owned real estate investment, West Springfield Terrace Apartments, compared to $536,003 for the three months ended June 30, 1993, with the increase primarily attributable to increased average rents at the property. Expenses related to the wholly-owned real estate investment totaled $448,446 for the three months ended June 30, 1994 compared to $447,312 for the corresponding period in 1993.

PAGE 10
The Account paid total asset management and mortality and expense risk fees for the three months ended June 30, 1994 of $283,439 compared to $311,766 for the corresponding period in 1993. The decrease in fees reflects a decrease in total assets of the Account.


Liquidity and Capital Resources

For the Six Months Ended June 30, 1994 -

At June 30, 1994, the Account had cash and investments in short-term securities of approximately $643,000 as compared to $2,665,000 at December 31, 1993. The decrease is primarily attributable to net contract terminations during the six months ended June 30, 1994. The Account has experienced net contract terminations in each of the last 11 quarters.

The liquidity requirements of the Account are generally met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income, and proceeds from sales of contracts. The primary uses of funds currently are expected to be for property operating expenses, asset management and mortality and expense risk fees, payments for contract terminations and contributions to pay the Account's share of the financing of the Monmouth Mall renovation discussed below.

In March 1994, the Account obtained a revolving line of credit for up to $10 million from IDS Life to pay for contract surrenders and other obligations under the Contracts. The line of credit is for a one-year term and is automatically renewed at each anniversary for an additional one-year term subject to termination by one party giving 30 days' prior written notice of termination to the other party. Borrowings under the line of credit must be made in increments (or multiples) of $100,000. Outstanding borrowings under the line of credit will bear interest at a floating rate equal to the 30-day London Interbank Offered Rate (LIBOR), adjusted on a monthly basis. The line of credit requires monthly payments of interest only until the earlier of maturity or termination of the line of credit, when the entire outstanding principal plus any accrued and unpaid interest on the line of credit will be due and payable. Outstanding principal may be repaid in whole or in part in increments (or multiples) of $100,000, together with any accrued and unpaid interest thereon, at any time without premium or penalty. Borrowings under the line of credit are generally unsecured, although IDS Life will have a right to set off against any deposits or credits of the Account held by IDS Life for outstanding borrowings. As of August 3, 1994, $100,000 were outstanding under the line of credit.

If borrowings under the line of credit do not provide sufficient liquidity, the Account expects to consider additional options, which could include among other things, the sale of real estate related investment(s). In such event, a sale or sales of real estate related assets may be required under circumstances that could result in a realization of less than the full value of the

PAGE 11
asset or assets sold. The Account does not expect to acquire additional real estate related investments until contract purchase proceeds exceed contract termination payments.

Distributions received from joint ventures increased by approximately $81,000 for the six months ended June 30, 1994 as compared to the same period in 1993. The increase was primarily due to a resumption in 1994 of quarterly distributions from 1225 Investment Corporation, which has deferred distributions from March 1993 through September 1993 pending arranging a refinancing of its mortgage loan. The increase in distributions received from joint ventures was partially offset by the elimination of distributions from Monmouth Associates, which used its cash reserves and cash flow to provide funds for the initial draw downs under its renovation loan, as discussed below. It is expected that Monmouth Associates will continue to use its cash flow, to the extent available, to fund amounts which will be drawn down under the renovation loan.

In May 1994, Monmouth Associates closed the loan to finance the cost of a renovation of Monmouth Mall. The renovation plan is intended to reposition the shopping center against its competition by adding a more upscale component to the tenant base, adding a food court and cinema and reconfiguring the former Caldor anchor tenant space into smaller tenant spaces. The loan from Monmouth Associates bears interest at a fixed rate of 10.5 percent per annum. In addition, Monmouth Associates' participation in certain levels of sale or refinancing proceeds from the property will be increased until Monmouth Associates has received aggregate payments equal to an internal rate of return of 11 percent per annum on its original investments in the first lease hold mortgage loan and ground lease. The estimated cost of the renovation is $28,500,000. As of the date of this report, Monmouth Associates has funded approximately $2,750,000 and these fundings were made from cash reserves held by Monmouth Associates and its cash flow from interest and ground rent payments received by the borrower/lessee. It is currently anticipated that additional draw downs under the renovation loan commencing later this year will be funded by capital contributions made to Monmouth Associates by its joint venture partners pro rata based upon their respective interests. Based upon its 6.97% interest in Monmouth Associates, the Account's share of the additional capital contributions would be approximately $1,134,000. In addition to financing the renovation, Monmouth Associates may be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. Such additional loans for tenant or other ordinary capital improvements are expected to be provided from ground rent and interest payments received by the joint venture with respect to Monmouth Mall.

Until the Monmouth renovation is finished, it is expected that there will be lower than normal leasing and occupancy at the shopping center, primarily as a result of the need to hold some tenant spaces vacant and to have certain tenants occupy spaces on a temporary basis. The current leasing and occupancy of the mall and outparcel space, including short-term leases with tenants on a

PAGE 12
temporary basis, is approximately 76%. Approximately 14% of the space at the mall continues to be held vacant of long-term tenants pending renovation of the mall.

The Account has a loan outstanding in the principal amount of approximately $7,890,000 as of June 30, 1994, secured by its wholly-owned real estate investment. The loan has an original term of seven years and bears interest at a rate of 9.5 percent per annum. The loan requires monthly payments of principal and interest aggregating $824,000 per annum until August of 1996 when the remaining principal balance of approximately $7,690,000 and any accrued and unpaid interest will be due and payable.

In January 1994, 1225 Investment Corporation refinanced its mortgage loan, which had an outstanding principal balance of approximately $1,667,000, with a new first mortgage loan in the principal amount of $7,000,000 that bears interest at 6.98 percent per annum. The new loan requires monthly payments of interest only aggregating approximately $489,000 per annum until maturity in February 2001 when the entire principal amount together with accrued and unpaid interest will be due and payable. 1225 Investment Corporation intends to use the approximately $5,250,000 of excess proceeds from the refinancing to pay for lobby and other common area renovation costs, a sprinkler system and certain tenant improvement costs related to the Ernst & Young lease extension, as well as a reserve for additional tenant improvement costs and leasing commissions anticipated to be incurred upon the expiration of certain existing leases. Leases for approximately 17 percent of the office and retail space at the building expire in 1994.

In 1993, Ernst & Young agreed to an extension of the original term of a majority (approximately 132,000 square feet) of its existing leased space at the 1225 Connecticut office building from June 2000 to June 2007, subject to the termination of approximately 9,000 square feet of its existing space in December 1994, and to increase the annual base rent for all its existing space to $34 per square foot effective with the extension agreement. Ernst & Young also agreed to lease an additional approximately 17,000 square feet of space through December 1994 at $34 per square foot. Prior to the lease extension agreement, the annual base rents under the Ernst & Young leases were scheduled to increase to $34 per square foot at different times during 1993 and 1994 from annual base rents ranging from $8.75 to $29.00 per square foot.

N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of such asbestos removal generally will be provided out of cash flows from the properties. For 1994, N/S Associates has budgeted approximately $2,000,000 for certain capital improvements at its malls, including replacement of escalators at Southridge Mall, tenant improvements and asbestos removal at both properties. Such amount also includes funds for a continuation of a program at Northridge Mall to enhance its appearance in an effort to reverse its negative perception among shoppers. To date, parking lot lighting and painting of the interior of the mall have been

PAGE 13
completed. During 1994, it is expected that additional improvements at Northridge Mall will include improving the interior lighting and partial roof replacement. This amount represents a decrease in the original budgeted amount of $2,600,000 due to a revised estimate related to tenant improvements and asbestos removal costs at Northridge Mall.

At June 30, 1994, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut and a wholly-owned property, West Springfield Terrace Apartments), mortgage loan and land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates, and a participation in the loan for Riverpoint Center) and short-term investments represented 72 percent, 27 percent and 1 percent of total assets, respectively. The Account currently intends to maintain an asset mix of 50 percent to 70 percent in real property investments, 15 percent to 40 percent in mortgage loans or sale-leaseback investments, and the remaining portion in short-term or intermediate-term liquid debt securities.
PAGE 14
                      PART II.  OTHER INFORMATION
                      ---------------------------

Item 1. LEGAL PROCEEDINGS

        There are no material current or pending legal proceedings which the Registrant is a party to, or to which the Registrant's assets are subject.

Item 2. CHANGES IN SECURITIES

        Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits

            4.1 Copy of the $10 million line of credit agreement, dated March 30, 1994, between IDS Life Insurance Company and the Account (including a copy of the executed promissory note, dated March 30, 1994) is incorporated by reference to Exhibit 4.3 to the Account's Form 10-K Report for the year ended December 31, 1993, File No. 33-13375, filed
                 April 5, 1994.

        (B) Report on Form 8-K

            No reports on Form 8-K were required to be filed by the Registrant for the six months ended June 30, 1994.

PAGE 15
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY

                             (Registrant)




Date:  August 12, 1994                     /S/ Melinda Urion
                                           Melinda S. Urion
                                           Executive Vice President
                                                and Controller