Form 10-Q
period 1994-09-30
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1994-11-16
CIK 812563

PAGE 1
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1994.

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



                        PART 1 - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

PAGE 3
                            IDS LIFE ACCOUNT RE
                                     of
                         IDS LIFE INSURANCE COMPANY

                               BALANCE SHEET


                                                                     September 30,    December 31,
                                                                         1994             1993
                                                                     (unaudited)

    Assets:
     Cash                                                           $   193,745       $   171,242
     Investments in short-term securities,
       at amortized cost                                                     --         2,493,649
     Receivable from IDS Life for contracts sold                            465               600
     Investments in unconsolidated joint ventures,
       at fair value (cost of $34,469,465 and
       $34,115,612 at Sept. 30, 1994 and
       December 31, 1993 respectively)                               28,624,939        28,769,085
     Participation in mortgage loan, at fair
       value (cost of $3,047,188 at Sept. 30, 1994
       and December 31, 1993)                                         2,994,752         2,995,600
     Investment in wholly-owned real estate
      property:
       Building, at fair value (cost of $13,951,145
         and $13,899,674 at Sept. 30, 1994 and
         December 31, 1993, respectively)                            12,018,391        11,966,920
       Land, at fair value (cost of $3,915,263
         at Sept. 30, 1994 and December 31, 1993)                     3,915,263         3,915,263
       Deferred borrowing costs, net of accumulated
         amortization of $125,263 and $105,874 at
         Sept. 30, 1994 and December 31, 1993, respectively              56,193            75,582
     Other assets                                                         9,612            36,012

         Total assets                                               $47,813,360       $50,423,953


    Liabilities:
     Payable to IDS Life for:
       Operating expenses                                           $    42,194       $    62,289
       Contract terminations                                             23,388            47,077
       Revolving loan-principal                                       1,100,000                 0
       Revolving loan-interest                                            2,986                 0
     Accrued mortality and expense risk fee                              40,795            44,667
     Accrued asset management fee                                        50,994            55,834
     Liabilities related to wholly-owned
      real estate property (Note 5):
       Accounts payable and other liabilities                           126,611           162,617
       Accrued real estate taxes                                         46,538                --
       Mortgage payable                                               7,871,581         7,926,821

         Total liabilities                                            9,305,087         8,299,305


    Contract Owners' Equity:
     Net assets applicable to Variable Annuity
       contracts in accumulation period                             $38,508,273       $42,124,648


    Accumulation units outstanding                                   35,277,205        39,000,431

    Net asset value per accumulation unit                           $      1.09       $      1.08



    See accompanying notes to financial statements.
/TABLE

  PAGE 4
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS
                                (unaudited)


                                                                      For the nine months ended


                                                                   September 30,     September 30,
                                                                       1994              1993

    Income:
     Interest income                                               $   219,335       $   336,812
     Account's equity in earnings of
       unconsolidated joint ventures                                 1,472,882         1,610,385
     Rental income                                                   1,724,954         1,690,111
     Unrealized (depreciation) appreciation of
       participation in mortgage loan                                     (848)          172,969
     Unrealized (depreciation) of investments
       in unconsolidated joint ventures                               (497,997)         (165,994)
     Unrealized appreciation of investment in
       wholly-owned real estate property                                    --           308,240

         Total income                                                2,918,326         3,952,523


    Expenses:
     Asset management fee                                              612,652           606,669
     Mortality and expense risk fee                                    380,282           415,505
     Amortization of deferred organizational
       and borrowing costs                                              19,388            19,389
     Revolving loan interest                                             4,190                --
     Other operating expenses                                           63,815            75,252
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                        562,623           567,649
       Utilities                                                       137,156           116,408
       Repairs and maintenance                                         138,915           148,674
       Property and other taxes                                        150,775           152,241
       Salaries                                                        159,068           172,967
       Management fees                                                  85,356            84,054
       Other                                                           153,454           109,849

         Total expenses                                              2,467,674         2,468,657

    Net income                                                     $   450,652       $ 1,483,866



    See accompanying notes to financial statements.

  PAGE 5
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS
                                (unaudited)


                                                                     For the three months ended


                                                                   September 30,     September 30,
                                                                       1994              1993

     Income:
     Interest income                                               $    67,268       $    98,443
     Account's equity in earnings of
       unconsolidated joint ventures                                   519,374           491,683
     Rental income                                                     610,243           570,527
     Unrealized (depreciation) appreciation of
       participation in mortgage loan                                   (1,740)           44,073
     Unrealized (depreciation) of investments
       in unconsolidated joint ventures                                     --          (172,979)
     Unrealized appreciation of investment in
       wholly-owned real estate property                                    --           308,240

         Total income                                                1,195,145         1,339,987


    Expenses:
     Asset management fee                                              295,119           257,482
     Mortality and expense risk fee                                    126,255           136,155
     Amortization of deferred organizational
       and borrowing costs                                               6,533             6,534
     Revolving loan interest                                             4,190                --
     Other operating expenses                                           11,526            22,367
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                        187,101           188,815
       Utilities                                                        32,002            24,469
       Repairs and maintenance                                          47,279            58,208
       Property and other taxes                                         49,455            50,252
       Salaries                                                         61,773            62,596
       Management fees                                                  29,084            28,413
       Other                                                            59,212            39,787

         Total expenses                                                909,529           875,078

    Net income                                                     $   285,616       $   464,909


    See accompanying notes to financial statements.

  PAGE 6
                              IDS LIFE ACCOUNT RE
                                      of
                           IDS LIFE INSURANCE COMPANY

                             STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                      For the nine months ended


                                                                   September 30,     September 30,
                                                                       1994              1993

    Cash flows from operating activities:
     Net Income                                                    $   450,652       $ 1,483,866

     Adjustments to reconcile net income to net cash
     used in operating activities:
       Account's equity in earnings of unconsolidated
         joint ventures                                             (1,472,882)       (1,610,385)
       Change in accrued interest on participation
         in mortgage loan                                                   --            22,572
       Amortization of organizational and borrowing costs               19,389            19,389
       Change in unrealized depreciation of investments
         in unconsolidated joint ventures                              497,997           165,994
       Change in unrealized depreciation (appreciation) of
         participation in mortgage loan                                    848          (172,969)
       Change in unrealized appreciation of investment
         in wholly-owned real estate property                               --          (308,240)
       Change in other assets                                           26,400            52,145
       Change in payable to IDS Life for operating expenses            (20,095)            5,681
       Change in accrued mortality and expense risk fee                 (3,872)           (6,350)
       Change in accrued asset management fee                           (4,840)           (7,938)
       Change in payables and other liabilities related
         to wholly-owned real estate property                           10,532            78,970

           Total adjustments to net income                            (946,523)       (1,761,131)

           Net cash provided by (used in) operating activities        (495,871)         (277,265)


    Cash flows from investing activities:
     Net sales of short-term securities                              2,493,649         4,704,640
     Capital improvements to wholly-owned real estate property         (51,471)          (16,991)
     Distributions received from joint ventures                      1,119,030           981,630

           Net cash provided by investing activities                 3,561,208         5,669,279

    Cash flows from financing activities:
     Proceeds from sales of contracts                                1,177,291         1,283,950
     Payments for contract terminations                             (5,267,871)       (6,383,122)
     Decrease in mortgage payable                                      (55,240)          (50,253)
     Change in payable to IDS Life for revolving loan                1,100,000                --
     Change in payable to IDS Life for revolving loan interest           2,986                --

           Net cash used in financing activities                    (3,042,834)       (5,149,425)

    Net increase in cash                                                22,503           242,589
    Balance of cash at beginning of year                               171,242           321,420

    Balance of cash at end of period                               $   193,745       $   564,009


    Supplemental cash flow disclosure:
     Cash paid for mortgage interest                               $   562,623       $   567,649



    See accompanying notes to financial statements.

PAGE 7
                        IDS LIFE ACCOUNT RE
                                of
                    IDS LIFE INSURANCE COMPANY

                        September 30, 1994

                   NOTES TO FINANCIAL STATEMENTS
                            (unaudited)

1.    GENERAL

      In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of September 30, 1994 and December 31, 1993; statements of operations for the three and nine months ended September 30, 1994 and 1993; and the statement of cash flows for the nine months ended
      September 30, 1994 and 1993. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1993 and the notes thereto contained in the Account's prospectus dated April 30, 1994. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results expected for the full year.


2.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

      Unconsolidated Joint Ventures - Summary Information

      Summary information for the Account of its investments in unconsolidated joint ventures for the the nine months ended
      September 30, 1994 and 1993 is as follows:

                                        For the nine months ended
                                              September 30
                                            1994        1993

      Account's share of net
       investment income from
       unconsolidated joint ventures   $ 1,472,882   $ 1,610,385

      Total net investment income of
       unconsolidated joint ventures   $18,358,035   $20,360,316

      Total income of unconsolidated
       joint ventures                  $34,936,162   $35,049,425

PAGE 8
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Results of Operations

For the Nine Months Ended September 30, 1994 Compared to Nine
Months Ended September 30, 1993 -

Net assets decreased from $42,124,648 at December 31, 1993 to $38,508,273 at September 30, 1994. During this same time period, the accumulation unit value increased to $1.09. The Account experienced net terminations amounting to $4,090,580 for the nine months ended September 30, 1994 compared to $5,099,172 for the nine months ended September 30, 1993.

Net income for the nine months ended September 30, 1994 was $450,652 compared to $1,483,866 for the nine months ended
September 30, 1993. The difference was primarily due to the Account's recognition of a greater amount of unrealized depreciation on its investments in unconsolidated joint ventures during the nine months of 1994 than during the same period of 1993, as well as the recognition during the same period of 1993 of approximately $481,000 of unrealized appreciation on its participation in the mortgage loan and wholly-owned real estate investment.

Interest income represents income earned on the Account's investment in short-term securities and the participation in a mortgage loan. Interest generated from short-term investments decreased to $20,847 from $137,252 for the nine months ended September 30, 1994 and 1993, respectively. This decrease is due primarily to a lower average amount invested in short-term securities. Income generated from participation in the mortgage loan remained relatively unchanged compared to the corresponding period in 1993.

For the nine months ended September 30, 1994, the Account's equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates, and 1225 Connecticut) was $1,472,882 which represents a decrease from $1,610,385 for the nine months ended September 30, 1994. The decrease is primarily due to an adjustment to the recording of the reimbursements from tenants for real estate taxes and common area costs related to N/S Associates.

In 1993, the Account recognized net unrealized depreciation of investments in unconsolidated joint ventures of approximately $165,994 for the nine months ended September 30, 1993. This net depreciation was primarily due to the recognition in the first quarter of 1993 of unrealized appreciation of $327,000 related to a slight adjustment of the capitalization rate used in valuing the 1225 Connecticut office building, offset by the recognition of unrealized depreciation of the investment in N/S Associates during the second quarter of 1993 in the amount of approximately $320,000, which was related to a write down in the estimated value of Northridge Mall, and by the recognition of unrealized depreciation in the amount of approximately $173,000 relating to the 1225 Connecticut office building. This latter adjustment to 1225 Connecticut's estimated value was consistent with a valuation performed by an independent appraiser. In 1994, the Account PAGE 9 recognized net unrealized depreciation of investments in unconsolidated joint ventures of approximately $498,000 for the nine months ended September 30, 1994. This net depreciation was primarily due to a write down in the estimated value of Northridge Mall, partially offset by an increase in the estimated value of Southridge Mall in the second quarter of 1994.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over the past three years. Compounding the problem of declining sales are the high operating costs for tenants at the mall due to high real estate taxes. Occupancy has also been affected by tenant bankruptcies during 1993 and 1994. As of September 30, 1994, occupancy of the mall shops was approximately 79%, including temporary tenants under short term leases. Same store sales per square foot for mall tenants decreased approximately 6 percent for the nine months of 1994 as compared to the same period in 1993. As a result of these factors, it is expected that the Account will recognize further unrealized depreciation in the fourth quarter of 1994 on its investment in Northridge Mall through N/S Associates.

To counter the negative perception for Northridge Mall, N/S Associates has implemented certain capital improvements and operational programs to improve the shopping center's safety and appearance, as well as instituted certain marketing efforts to enhance its image. However, elimination of the negative perception is expected to take some time. In addition, N/S Associates is seeking to increase occupancy at the shopping center by aggressively marketing space for new and renewal tenants, as well as continuing to cooperate with existing tenants who need rent reductions in order to retain occupancy of their space.

Same store sales per square foot for mall tenants at Southridge Mall increased approximately 1 percent for the first nine months of 1994 as compared to the same period in 1993. Occupancy of the mall shops at the shopping center decreased from approximately 92 percent at the beginning of the year to approximately 89 percent as of September 30, 1994, including temporary tenants with short term leases. High operating costs for tenants attributable to high real estate taxes for the shopping center somewhat limits the ability of N/S Associates to increase rents there.

The Account paid asset management fees of $612,652 and $606,669 for the nine months ended September 30, 1994 and 1993, respectively. The Account also paid a mortality and expense risk fee of $380,282 for the nine months ended September 30, 1994 compared to $415,505 for the corresponding period in 1993. The increase in asset management fees is due to an increase in the incentive asset management fee for 1993 payable to the Investment Adviser in 1994 as compared to that for 1992 payable in 1993. The increase was partially offset by a decrease in the monthly asset management fee in 1994 due to a decrease in the Account's assets. The decrease in mortality and expense risk fee was also due to a decrease in the Account's assets.

PAGE 10
For the Three Months Ended September 30, 1994 Compared to the Three Months Ended September 30, 1993 -

Net income for the three months ended September 30, 1994 was $285,616 compared to $464,909 for the three months ended
September 30, 1993. The difference was primarily due to the Account's recognition of unrealized appreciation on its participation in mortgage loan and investment in wholly-owned real estate property, which was partially offset by unrealized depreciation on investments in unconsolidated joint ventures in 1993, compared to unrealized depreciation of $1,740 on its participation in mortgage loan in 1994.

During the three months ended September 30, 1994, $519,374 of income was derived from the Account's equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates, and 1225 Connecticut) compared to $491,683 for the corresponding three months in 1993.

In addition, the Account generated rental income of $610,243 for the three months ended September 30, 1994 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $570,527 for the three months ended September 30, 1993, with the increase primarily attributable to increased average rents and an increase in occupancy at the property. Expenses related to the wholly-owned real estate investment totaled $465,906 for the three months ended September 30, 1994 compared to $452,540 for the corresponding period in 1993.

The Account paid total asset management and mortality and expense risk fees for the three months ended September 30, 1994 of $421,374 compared to $393,637 for the corresponding period in 1993. The increase in asset management fees is due to the increase in the incentive asset management payable in 1994, as discussed on Page 9. The decrease in mortality and expense risk fee reflects a decrease in total assets of the Account.


Liquidity and Capital Resources

For the Nine Months Ended September 30, 1994 -

At September 30, 1994, the Account had cash and investments in short-term securities of approximately $193,745 as compared to $2,665,000 at December 31, 1993. The decrease is primarily attributable to net contract terminations during the nine months ended September 30, 1994. The Account has experienced net contract terminations in each of the last 12 quarters.

The liquidity requirements of the Account are generally met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income, proceeds from sales of contracts, and borrowings under the line of credit from IDS Life discussed below. The primary uses of funds currently are expected to be for property operating expenses, asset management and mortality and expense risk fees, payments for contract terminations and contributions to pay the Account's share of the financing of the Monmouth Mall renovation discussed below.
PAGE 11
In March 1994, the Account obtained a revolving line of credit for up to $10 million from IDS Life to pay for contract surrenders and other obligations under the contracts. The line of credit is for a one-year term and is automatically renewed at each anniversary for an additional one-year term subject to termination by one party giving 30 days' prior written notice of termination to the other party. Borrowings under the line of credit must be made in increments (or multiples) of $100,000. Outstanding borrowings under the line of credit bear interest at a floating rate equal to the 30-day London Interbank Offered Rate (LIBOR), adjusted on a monthly basis. The line of credit requires monthly payments of interest only until the earlier of maturity or termination of the line of credit, when the entire outstanding principal plus any accrued and unpaid interest on the line of credit will be due and payable. Outstanding principal may be repaid in whole or in part in increments (or multiples) of $100,000, together with any accrued and unpaid interest thereon, at any time without premium or penalty. Borrowings under the line of credit are generally unsecured, although IDS Life will have a right to set off against any deposits or credits of the Account held by IDS Life for outstanding borrowings. As of November 10, 1994, $1,700,000 were outstanding under the line of credit. The proceeds of these borrowings were used to pay contract terminations.

If borrowings under the line of credit do not provide sufficient liquidity, the Account expects to consider additional options, which could include among other things, the sale of real estate related investment(s). In such event, a sale or sales of real estate related assets may be required under circumstances that could result in a realization of less than the full value of the asset or assets sold. The Account does not expect to acquire additional real estate related investments until contract purchase proceeds exceed contract termination payments.

Distributions received from joint ventures increased by $137,400 for the nine months ended September 30, 1994 as compared to the same period in 1993. The increase was primarily due to a resumption in late 1993 of quarterly distributions from 1225 Investment Corporation, which deferred distributions during part of 1993 pending a refinancing of its mortgage loan. The increase in distributions received from unconsolidated joint ventures was partially offset by the elimination of distributions from Monmouth Associates, which has used its cash reserves and cash flow to provide funds for the initial draw downs under its renovation loan, as discussed below. It is expected that Monmouth Associates will continue to use its cash flow, to the extent available, to fund amounts which will be drawn down under the renovation loan, which closed in May 1994.

The renovation loan for Monmouth Mall is in the maximum principal amount of $29.1 million and bears interest on the outstanding principal amount at a rate of 10.5% per annum. Prior to completion of the renovation (and subject to funding of the maximum amount of the renovation loan), monthly interest on the loan may be accrued and added to principal, and after completion of the renovation, the loan requires monthly payments of interest only until maturity of the loan when the entire principal balance and any accrued and unpaid interest will be due. As additional consideration for making the renovation loan, Monmouth Associates' participation in PAGE 12 certain levels of proceeds from a joint sale or refinancing of the fee and leasehold interests in the property will be increased until it has received aggregate payments equal to an internal rate of return of 11 percent per annum on its investments in the first leasehold mortgage loan and the land subject to the ground lease.
The renovation loan will mature contemporaneously with the first leasehold mortgage loan in October 2003, subject to (i) acceleration in the event of default or certain other events, including a joint sale of the entire fee and leasehold interests in Monmouth Mall, or (ii) extension of the loan maturity by Monmouth Associates under certain circumstances for up to 20 years on the same loan terms prior to the extension (other than the maturity date). The renovation loan is secured by a leasehold mortgage subordinated to the leasehold mortgages securing the first leasehold mortgage loan and the loans previously made for certain tenant improvements or other ordinary capital expenditures, and is cross-defaulted with those loans as well as the ground lease. The renovation loan is generally non-recourse to the borrower/lessee, and payment of principal and accrued interest of the renovation loan out of proceeds from a joint sale or refinancing of the fee and leasehold interests in the property is subordinated to the payment of certain other amounts payable to Monmouth Associates in connection with the ground lease and the first leasehold mortgage loan.

The estimated cost of the renovation is $28,500,000. As of the date of this report, Monmouth Associates has funded approximately $5.8 million and these fundings were made from cash reserves held by Monmouth Associates and its cash flow from interest and ground rent payments received from the borrower/lessee. It is currently anticipated that additional draw downs under the renovation loan commencing in December of this year will be funded by capital contributions made to Monmouth Associates by its joint venture partners pro rata based upon their respective interests. Based upon its 6.97% interest in Monmouth Associates, the Account's share of the additional capital contributions would be approximately $1,134,000. In addition to financing the renovation, Monmouth Associates may be required to make certain additional loans to pay a portion of costs of certain tenant improvements or other ordinary capital expenditures.

Until the Monmouth renovation is finished, currently anticipated to be in the fourth quarter of 1995, it is expected that there will be lower than normal leasing and occupancy at the shopping center, primarily as a result of the need to hold some tenant spaces vacant and to have certain tenants occupy spaces on a temporary basis.
The occupancy of mall space at the shopping center as of September 30, 1994 was approximately 50 percent, which represents a decrease from 76 percent from the previous quarter due to the continuing renovation. However, the shopping center is approximately 81 percent leased, including leases whose terms will commence after renovation of tenant space permits occupancy.

Monmouth Associates is also considering issues related to the proposed merger of R.H. Macy and Company and Federated Department Stores as it may affect the Macy's and Abraham & Straus department stores at Monmouth Mall. Abraham & Straus is owned by Federated Department Stores.

PAGE 13
The Account has a loan outstanding in the principal amount of approximately $7,870,000 as of September 30, 1994, secured by its wholly-owned real estate investment. The loan has an original term of seven years and bears interest at a rate of 9.5 percent per annum. The loan requires monthly payments of principal and interest aggregating $824,000 per annum until August of 1996 when the remaining principal balance of approximately $7,690,000 and any accrued and unpaid interest will be due and payable.

In January 1994, 1225 Investment Corporation refinanced its mortgage loan, which had an outstanding principal balance of approximately $1,667,000, with a new first mortgage loan in the principal amount of $7,000,000 that bears interest at 6.98 percent per annum. The new loan requires monthly payments of interest only aggregating approximately $489,000 per annum until maturity in February 2001 when the entire principal amount together with accrued and unpaid interest will be due and payable. 1225 Investment Corporation intends to use the approximately $5,250,000 of excess proceeds from the refinancing to pay for lobby and other common area renovation costs, a sprinkler system and certain tenant improvement costs related to the Ernst & Young lease extension, as well as a reserve for additional tenant improvement costs and leasing commissions anticipated to be incurred upon the expiration of certain existing leases. To date, approximately $3.9 million has been spent for the renovation and other capital costs and leasing commissions. In addition, leases have been, or are in the process of being, obtained to make the office and retail space 100 percent leased.

N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of such asbestos removal generally will be provided out of cash flows from the properties.

Amounts expended by N/S Associates for capital items through the nine months of 1994 were approximately $1,445,000, including amounts for replacement of an escalator at Southridge Mall and improvement of interior lighting and partial roof replacement at Northridge Mall. It is currently anticipated that amounts incurred for capital items for all of 1994 will be approximately $1.5 million. This represents a decrease of approximately $1.1 million from the originally budgeted amount that is attributable primarily to a reduction in actual leasing compared to anticipated leasing, and a resulting decrease in tenant improvement and asbestos removal costs, at both Northridge and Southridge Malls during the current year. N/S Associates currently expects that capital improvements previously budgeted but not incurred in 1994 will be incurred in 1995.

N/S Associates has executed a commitment with an institutional lender for a loan in the principal amount of $35 million to refinance the existing mortgage loan secured by Southridge Mall. Proceeds from the new loan would also be used to repay the two existing mortgage loans secured by Northridge Mall and to pay approximately $2.9 million of the capital improvements currently expected to be incurred for Northridge and Southridge Malls during 1995. Under the terms of the commitment, the new loan is to have a term of seven years, bear interest at 8.35 percent per annum and PAGE 14 require monthly payments of interest only prior to maturity. The new loan is expected to result in a cash flow savings since the current constants on the existing mortgage loans average approximately 12 percent. The closing of the refinancing is expected to occur in early 1995, although there is no assurance that the refinancing will be completed.

Affiliates of the Investment Adviser have entered into a contract to sell their assets to an unaffiliated third party that acts as adviser to institutional investors with respect to real estate investments. In addition, substantially all of the management personnel of these affiliates will also become management personnel of the purchaser or its affiliates if the sale is completed. These affiliates of the Investment Adviser include JMB Properties Company, which acts as property manager for the 1225 Connecticut office building and West Springfield Terrace Apartments properties, and certain other entities that act as advisers to the institutional investors who constitute all or some of the other partners or shareholders of N/S Associates, Monmouth Associates, and 1225 Investment Corporation. In the event that the sale is completed, it is expected that the successor to JMB Properties Company's assets would act as property manager of the 1225 Connecticut office building and West Springfield Terrace Apartments after the sale on the same terms that existed prior to the sale and that the sale would not otherwise have a significant effect on the Account's real estate related investments. However, under the terms of the partnership agreements for N/S Associates and Monmouth Associates, and under the terms of a shareholders' agreement for 1225 Investment Corporation, major decisions concerning the joint venture partnerships and their real estate investments are to be made by the vote or approval of the partner or partners holding a majority of the percent interests, and certain major decisions concerning 1225 Investment Corporation and its real estate investment are to made by shareholders owning at least 96 percent of the corporation's outstanding stock. In the event that the sale is completed, the other partners in N/S Associates and Monmouth Associates and certain of the other shareholders of 1225 Investment Corporation would not be advised or managed by entities affiliated with the Investment Adviser.

At September 30, 1994, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut and a wholly-owned property, West Springfield Terrace Apartments), mortgage loan and land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates, and a participation in the loan for Riverpoint Center) and short-term investments represented 72 percent, 27.5 percent and .5 percent of total assets, respectively. The Account currently intends to maintain an asset mix of 50 percent to 70 percent in real property investments, 15 percent to 40 percent in mortgage loans or sale-leaseback investments, and the remaining portion in short-term or intermediate-term liquid debt securities.
PAGE 15
                      PART II.  OTHER INFORMATION
                      ---------------------------

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

        Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits

            4.1 Form of Deferred Variable Annuity Contract is
                hereby incorporated herein by reference to Exhibit 4 to the Account's Form S-1 (as amended), File
                Number 33-13375, filed July 17, 1987.

            4.2 Copy of mortgage loan documents relating to West
                Springfield Terrace Apartments is hereby incorporated herein by reference to Exhibit 4.2 to the Account's Form S-1 (as amended), File Number
                33-13375, filed April 12, 1990.

            4.3 Copy of the line of credit agreement, dated
                March 30, 1994 between IDS Life and the Account (including a copy of the executed promissory note, dated March 30, 1994) is hereby incorporated by reference to Exhibit 4.3 to the Account's Form 10-K Report for the year ended December 31, 1993, File Number 33-13375, filed April 5, 1994.

           10.1 Copy of Investment Advisory Agreement between IDS
                Life and JMB Annuity Advisors is hereby
                incorporated herein by reference to Exhibit 10.1 to the Account's Form S-1 (as amended), File Number
                33-13375, filed April 29, 1988.

           10.2 Copy of N/S Associates Joint Venture Agreement together with certain documents relating to the purchase of an interest in Northridge Mall is hereby incorporated herein by reference to Exhibit
                10.2 to the Account's Form S-1 (as amended), File Number 33-13375, filed April 29, 1988.

PAGE 16
         10.2.1 Copy of Second Amended and Restated Articles of Partnership of N/S Associates hereby incorporated herein by reference to Exhibit 10.2.1 to the Account's Form S-1 (as amended), File Number 33-13375, filed April 20, 1989.

           10.3 Copy of N/S Associates Joint Venture Agreement together with certain documents relating to the purchase of an interest in Southridge Mall is hereby incorporated herein by reference to
                Exhibit 10.3 to Form S-1 (as amended), File
                Number 33-13375, filed April 29, 1988.

           10.4 Copy of Commitment Letter relating to the funding of a participating mortgage loan secured by Riverpoint Center is hereby incorporated herein by reference to Exhibit 10.4 to Form S-1 (as amended), File Number 33-13375, filed October 11, 1988.

           10.5 Copy of Amended and Restated Articles of
                Partnership of Monmouth Associates are hereby incorporated herein by reference to Exhibit 10.5 to the Account's Form S-1 (as amended), File Number
                33-13375, filed April 12, 1990.

           10.6 Copy of Agreement together with certain other documents relating to the purchase of West
                Springfield Terrace Apartments is hereby incorporated herein by reference to Exhibit 10.6 to Form S-1 (as amended), File Number 33-13375, filed October 16, 1989.

           10.7 Copy of Agreement together with certain documents relating to the purchase of an interest in 1225 Connecticut Avenue is hereby incorporated herein by reference to the Account's Form S-1 (as amended), File Number 33-13375, filed June 29, 1990.

           27.1 Financial Data Schedule of the Account for the period ended September 30, 1994 is filed herewith.

        (B) Report on Form 8-K

            No reports on Form 8-K were required to be filed by the Registrant for the nine months ended September 30, 1994.

PAGE 17
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY

                             (Registrant)




Date:  November 15, 1994                     /S/ Melinda Urion
                                           Melinda S. Urion
                                           Executive Vice President
                                                and Controller