Form 10-K
period 1994-12-31
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1995-04-03
CIK 812563

PAGE 1
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1994.

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended


                   COMMISSION FILE NUMBER 33-13375


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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-K or any amendment to this form 10-K: Not applicable

Aggregate market value of the voting stock held by non-affiliates:
Not applicable

Documents incorporated by reference: Certain pages of the Prospectus of Registrant included in Form S-1 (as amended), file number 33-13375, filed March 31, 1995 are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

PAGE 2
               PART I

Item 1. BUSINESS

General

IDS Life Account RE (the Account) was established by a resolution of the Board of Directors of IDS Life Insurance Company (IDS Life) as a separate asset account, pursuant to Minnesota law. The Account was formed to make real estate related investments in connection with the sale of individual deferred variable annuity contracts (Contracts) offered by IDS Life. The Account commenced operations on August 7, 1987 when the annuity contracts were first offered for sale to the public. The Account holds assets that are segregated from all of IDS Life's other assets and are not chargeable with liabilities arising out of any other business of IDS Life.

The Account is not registered as an investment management company under the Investment Company Act of 1940. The Account is under the control and management of the Board of Directors of IDS Life and its officers. The owners of the Contracts have no voting rights with respect to the Account.

IDS Life does not guarantee the investment performance of the Account and is not responsible for the liabilities of the Account. However, IDS Life is responsible for the fulfillment of the terms of each Contract, including payment of death benefits and the guarantees of the minimum annuity purchase rates contained in the Contracts.

Investment Objective

The investment objectives of the Account are to provide for payment of retirement income under the Contracts by seeking to: (i) preserve and protect the Account's assets in real (i.e., inflation-adjusted) terms; (ii) provide for compounding of income through reinvestment of cash flow from investments; and (iii) provide for increases in income through capital appreciation of real property investments and, to the extent available, through participation in the capital appreciation, gross revenues or income of the real properties subject to mortgage loans or land sale-leasebacks.
There is no guarantee that the investment objectives of the Account will be attained. The assets of the Account will be invested primarily in real estate related investments in accordance with the diversification requirements regarding variable annuities contained in Section 817(h) of the Internal Revenue Code (the "Code").

Previously, the Account had been seeking an asset mix of approximately 65 to 70 percent in real property investments and 15 to 25 percent in mortgage loans and land sale-leaseback investments. The Account is currently seeking to have approximately 50 to 70 percent of the Account's assets invested in income-producing real property investments such as office buildings, shopping centers, apartment complexes and other real properties, and that approximately 15 to 40 percent of the Account's assets will be invested in mortgage loans and land sale-leaseback investments, which may include participation in the PAGE 3 appreciation or the gross revenues or income of the real properties that are subject to the mortgage loans or land sale-leaseback investments. The remaining portion of the Account's assets generally will be invested in short-term debt instruments and intermediate term bonds with maturities of up to five years.
However, IDS Life will have the discretion to alter such percentages in accordance with changing market conditions or under certain other circumstances if it deems it advisable given the Account's investment objectives and portfolio or the liquidity considerations of the Account. IDS Life expects to diversify the Account's investments consistent with the U.S. Treasury regulations regarding diversification for variable annuities. Other than meeting the diversification requirements of Section 817(h) of the Code, there are no limits on the percentage of Account assets that may be invested in one property.

Competition

As of December 31, 1994, IDS Life was aware of 3 other real estate variable annuity products that have been registered with the Securities and Exchange Commission and that are being offered for sale by competitors. These products differ from IDS Life Account RE in various features although their structure and investment objectives are similar. In addition, the Account competes against other real estate investment funds and registered investment companies including limited partnerships, real estate investment trusts, unit investment trusts, pension and profit sharing trusts, corporations, etc., all of which may or may not be offered for sale by commercial and investment banks, realty corporations, insurance companies, savings and loan associations, diversified financial service companies, and other financial service intermediaries.

The Account will be competing for real property investments, mortgage loans and land sale-leasebacks with numerous other entities, as well as with individuals, corporations, real estate investment trusts, real estate partnerships and other entities engaged in real estate investment activities, including certain affiliates of the JMB Annuity Advisers (the Investment Adviser) and IDS Life. The real properties that are the subject of the Account's real estate related investments are in competition with other real properties (including those in which the Investment Adviser, IDS Life or their affiliates may have an interest) in the areas in which they are located, particularly with respect to obtaining new tenants and the retention of existing tenants. Such competition is based upon, among other things, effective rents charged, services to tenants and the facilities available.

Employees

IDS Life Account RE does not directly employ any persons. The business of the Account is under the control and management of IDS Life's Board of Directors, its principal officers, and its investment committee to the Account. The Investment Adviser, an affiliate of JMB Realty Corporation, provides investment selection, management, disposition, and consulting services with respect to the real estate related investments of the Account pursuant to an investment advisory agreement.
PAGE 4
Item 2. PROPERTIES

Description of the Account's real estate related investments is hereby incorporated herein by reference to pages 20 to 44 of the Registrant's prospectus included in Form S-1 (as amended), File number 33-13375 filed March 31, 1995, which pages are filed herewith as Exhibit 99.2 to this report.


Item 3. LEGAL PROCEEDINGS

There are no material current or pending legal proceedings to which the Registrant is a party, or to which the Registrant's assets are subject.


Item 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PAGE 5
               PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SECURITY HOLDERS MATTERS

The Contracts are offered for sale through the registered representatives of IDS Life. There is no established public trading market for the Contracts. In addition, the Contracts are not bid for, but are sold at the Account's current accumulation unit value. A contract owner may elect to surrender all or part of the Contract while the Contract is in force prior to the earlier of the retirement date or the death of the first to die of the annuitant or owner. A description of surrenders, withdrawals and transfers is hereby incorporated herein by reference to pages 62 to 64 under the heading "Contract Surrender" and 67 to 68 under the headings "Suspension and Delay of Payments" and "Transfer of Ownership" in the Registrant's prospectus included in Form S-1 (as amended), File Number 33-13375, filed March 31, 1995, which pages are filed herewith as Exhibit 99.1 to this report. For the year ended December 31, 1994, the high and low accumulation unit values were $1.10 and $1.05 per unit, respectively. The number of contract owners at December 31, 1994 was 3,039.


Item 6. SELECTED FINANCIAL DATA



                                                  Years ended December 31,

                                   1994         1993          1992           1991         1990
Contract Purchase Payments
   (Terminations), Net        $(5,184,527)  $(6,873,380)  $(6,257,432)  $  (575,134)  $ 4,470,257

Net Income (Loss)             $  (946,390)  $ 1,816,417   $(5,761,830)  $   628,297   $ 1,835,465

Total Contract Owners'
    Equity                    $35,993,731   $42,124,648   $47,181,611   $59,200,873   $59,147,710

Accumulation Units
    Outstanding                34,238,180    39,000,431    45,475,432    51,202,112    51,693,083

Accumulation Unit
    Value                     $      1.05   $      1.08   $      1.04   $      1.16   $      1.14
/TABLE

PAGE 6
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Results of Operations

For the Year Ended December 31, 1994 Compared to the Year Ended
December 31, 1993 -

Net assets decreased from $42,124,648 at December 31, 1993 to $35,993,731 at December 31, 1994. During this same time period, the accumulation unit value decreased from $1.08 to $1.05. The Account experienced net terminations amounting to $5,184,527 for the year ended December 31, 1994 compared to $6,873,380 for the year ended December 31, 1993.

Net income (loss) for the year ended December 31, 1994 was $(946,390) compared to $1,816,417 for the year ended
December 31, 1993. The difference was primarily due to the Account's recognition of a greater amount of unrealized depreciation on its investments in unconsolidated joint ventures during 1994 than during 1993, as well as the recognition during 1993 of approximately $481,000 of unrealized appreciation on its participation in the mortgage loan and wholly-owned real estate investment.

Interest income represents income earned on the Account's investment in short-term securities and the participation in a mortgage loan. Interest generated from short-term investments decreased to $20,847 from $161,348 for the years ended December 31, 1994 and 1993, respectively. This decrease is due primarily to a lower average amount invested in short-term securities. Income generated from participation in the mortgage loan for 1994 remained relatively unchanged compared to that for 1993.

For the year ended December 31, 1994, the Account's equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $2,094,682, which was a decrease from $2,097,089 for the year ended
December 31, 1993. The decrease is due to declining tenant occupancy at Northridge Mall partially offset by lease termination fees received during 1994. The operations of the other investment properties of the unconsolidated joint ventures were relatively unchanged.

In addition, the Account generated rental income of $2,235,867 for the year ended December 31, 1994 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $2,251,285 for the year ended December 31, 1993. Expenses related to the wholly-owned real estate investment totaled $1,792,255 for the year ended December 31, 1994 compared to $1,770,999 for 1993. The increase in expenses was primarily due to higher utility expenses resulting from severe weather in the first quarter of 1994. Capital expenditures for the property in 1994 were approximately $111,000. These costs related primarily to plumbing, tile and carpet replacement associated with weather-related damage incurred in the first quarter of 1994.

PAGE 7
For the year ended December 31, 1993, the Account recognized net unrealized depreciation of investments in unconsolidated joint ventures of approximately $188,000. This net unrealized depreciation was primarily due to the recognition in the first quarter of 1993 of unrealized appreciation of $327,000 related to a slight adjustment of the capitalization rate used in valuing the 1225 Connecticut office building, offset by the recognition of unrealized depreciation of the investment in N/S Associates during the second quarter of 1993 in the amount of approximately $320,000, which was related to a write down in the estimated value of Northridge Mall, and by the recognition of unrealized depreciation in the amount of approximately $173,000 relating to the 1225 Connecticut office building. This latter adjustment to 1225 Connecticut's estimated value was consistent with a valuation performed by an independent appraiser.

For the year ended December 31, 1994, the Account recognized net unrealized depreciation of investments in unconsolidated joint ventures of approximately $2,362,000. Approximately $217,000, $751,000 and $1,428,000 of unrealized depreciation recognized by the Account were attributable to the Account's investments in the 1225 Connecticut office building, Monmouth Mall and Northridge Mall, respectively, partially offset by a slight amount of unrealized appreciation of approximately $34,000 in the Account's investment in Southridge Mall for the year.

The decrease in the estimated value of the 1225 Connecticut office building was primarily attributable to a reduction in the assumed long-term rental rate growth that could be achieved for the property in future years. The estimated value is consistent with a recent independent appraisal obtained for the office building.

In December 1994, Federated Department Stores, which owns Abraham & Straus, completed its merger with R. H. Macy and Company, which owns Macy's. In January 1995, Federated Department Stores indicated that it intends to convert the Abraham & Straus store at Monmouth Mall to a Stern's store in the spring of 1995. Monmouth Associates may provide additional financing to the borrower/lessee to pay future costs necessary for a long-term solution to replace Abraham & Straus as a department store tenant at Monmouth Mall.
The recognition of unrealized depreciation in 1994 for the Account's investment in Monmouth Mall primarily reflects the Account's estimated share of the financing expected to be needed in the future to pay these costs. In 1992, Monmouth Associates discontinued the accrual of contingent interest on the leasehold mortgage loan and contingent rent under the ground lease due to the uncertainty surrounding the collectibility of such amounts in light of the previous decrease in the estimated value of Monmouth Mall.

The decrease in the estimated value for Northridge Mall was primarily attributable to a reduction in anticipated leasing activity and the expected rents that can be achieved for the property. In general, it is expected that the vacancy at Northridge Mall will lease up more slowly and the rents obtained will be lower than previously anticipated. Due to these reduced expectations, the current estimated value of Northridge Mall is approximately 8 percent less than its estimated value in a recent independent appraisal.
PAGE 8
Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over the past three years. Compounding the problem of declining sales are the high operating costs for tenants at the mall due to high real estate taxes. Occupancy has also been affected by tenant bankruptcies during 1993 and 1994. As of December 31, 1994, occupancy of the mall shops was approximately 84%, including temporary tenants under short term leases. Same store sales per square foot for mall tenants decreased approximately 4.7 percent for 1994 as compared to 1993. The recognition of unrealized depreciation for the property also reflects generally higher interest rates at the end of 1994.

To counter the negative perception of Northridge Mall, N/S Associates has implemented certain capital improvements and operational programs to improve the shopping center's safety and appearance, as well as instituted certain marketing efforts to enhance its image. However, elimination of the negative perception is expected to take some time. In addition, N/S Associates is seeking to increase occupancy at the shopping center by aggressively marketing space for new and renewal tenants through leasing incentives, as well as continuing to cooperate with existing tenants who need short-term rent reductions in order to retain occupancy of their space.

Same store sales per square foot for mall tenants at Southridge Mall increased approximately 3.4 percent for 1994 as compared to 1993. However, same store sales toward the end of 1994 were relatively unchanged from those at the end of 1993. High operating costs for tenants attributable to high real estate taxes for the shopping center somewhat limits the ability of N/S Associates to increase rents at Southridge Mall. The Account's investment in Southridge Mall showed approximately $34,000 of unrealized appreciation over all of 1994. Most of the unrealized appreciation recognized in the second quarter of 1994 for the Account's investment in Southridge Mall was offset by unrealized depreciation recognized at the end of 1994. The year-end unrealized depreciation was due to the increase in interest rates, which resulted in an increase in the capitalization rate used in estimating the value of the property, as well as the reduced rate of sales increases achieved by mall tenants at the property.

The Account paid asset management and mortality expense risk fees for the year ended December 31, 1994 of $1,268,164 compared to $1,323,099 for 1993. The decrease in fees reflects a decrease in the assets of the Account which is partially offset by an increase in performance fees paid in 1994.


For the Year Ended December 31, 1993 Compared to the Year Ended
December 31, 1992 -

Net assets decreased from $47,181,611 at December 31, 1992 to $42,124,648 at December 31, 1993. During this same time period, the accumulation unit value increased from $1.04 to $1.08. The Account experienced net terminations amounting to $6,873,380 for the year ended December 31, 1993 compared to $6,257,432 for the year ended December 31, 1992.
PAGE 9
Net income (loss) for the year ended December 31, 1993 was $1,816,417 compared to $(5,761,830) for the year ended
December 31, 1992. The difference was primarily due to the Account's recognition of unrealized depreciation on its participation in mortgage loan, investments in unconsolidated joint ventures and wholly-owned real estate property in the aggregate amount during 1992 of approximately $7,206,000. During 1992, the Account recognized unrealized depreciation with respect to its investments in unconsolidated joint ventures in an aggregate amount of approximately $5,560,000, of which $3,272,000, $1,230,000 and
$1,058,000 were attributable to its investments in N/S Associates, Monmouth Associates and 1225 Connecticut, respectively. These devaluations were primarily due to increases in the capitalization rates used to determine the estimated current values of Northridge, Southridge and Monmouth Malls and the 1225 Connecticut office building. The devaluations also reflected, in the case of Monmouth Mall, the competition in the market area for that property and, in the case of Northridge Mall, a greater than five percent decrease in comparable 1992 sales per square foot versus the year earlier, which resulted in decreased demand for space at that property. During 1992, the Account also recognized unrealized depreciation of approximately $1,570,000 related to its wholly owned real estate investment, West Springfield Terrace Apartments, and $76,000 related to its participation in the Riverpoint Center mortgage loan. The devaluation relating to West Springfield Terrace Apartments reflected an increase in the capitalization rate used in deriving its estimated current value.

Interest income represents income earned on the Account's investment in short-term securities and the participation in a mortgage loan. Interest generated from short-term investments decreased to 161,348 from 470,565 for the year ended December 31, 1993 and 1992, respectively. This decrease is due primarily to a lower average amount invested in short-term securities. Income generated from participation in the mortgage loan remained relatively unchanged compared to the corresponding period in 1992.

For the year ended December 31, 1993, the Account's equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates, and 1225 Connecticut) was $2,097,089, which represented a slight increase from the prior year's amount of $2,072,715.

In addition, the Account generated rental income of $2,251,285 for the year ended December 31, 1993 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $2,202,548 for the year ended December 31, 1992, with the increase primarily attributable to increased average rents and an increase in occupancy at the property. Expenses related to the wholly-owned real estate investment totaled $1,770,999 for the year ended December 31, 1993 compared to $1,730,533 for the corresponding period in 1992.

The Account paid total asset management and mortality expense risk fees for the year ended December 31, 1993 of $1,323,099 compared to $1,637,871 for the corresponding period in 1992. The decrease in fees reflects a decrease in the assets of the Account.

PAGE 10
Liquidity and Capital Resources

For the Year Ended December 31, 1994 Compared to the Year Ended
December 31, 1993 -

At December 31, 1994, the Account had cash and investments in short-term securities of approximately $205,000 as compared to approximately $2,665,000 at December 31, 1993. The decrease is primarily attributable to net contract terminations of approximately $5,185,000 during the year ended December 31, 1994. The Account financed a portion of the net contract terminations during 1994 through borrowings under its line of credit from IDS Life, discussed below. The Account has experienced net contract terminations in each of the last 13 quarters.

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

In March 1994, the Account obtained a revolving line of credit for up to $10 million from IDS Life to pay for contract surrenders and other obligations under the contracts. The line of credit is for a one-year term and is automatically renewed at each anniversary for an additional one-year term subject to termination by one party giving 30 days' prior written notice of termination to the other party. Borrowings under the line of credit must be made in increments (or multiples) of $100,000. Outstanding borrowings under the line of credit bear interest at a floating rate equal to the 30-day London Interbank Offered Rate (LIBOR), adjusted on a monthly basis. The line of credit requires monthly payments of interest only until the earlier of maturity or termination of the line of credit, when the entire outstanding principal plus any accrued and unpaid interest on the line of credit will be due and payable. Outstanding principal may be repaid in whole or in part in increments (or multiples) of $100,000, together with any accrued and unpaid interest thereon, at any time without premium or penalty. Borrowings under the line of credit are generally unsecured, although IDS Life will have a right to set off against any deposits or credits of the Account held by IDS Life for outstanding borrowings. As of March 30, 1995, $3,600,000 was outstanding under the line of credit. The proceeds of these borrowings were used to pay contract terminations.

If borrowings under the line of credit do not provide sufficient liquidity, the Account expects to consider additional options, which could include among other things, the purchase by IDS Life of accumulation units in the Account or the sale of real estate related investment(s). In the event that IDS Life purchases accumulation units, it would participate in the increase or decrease in the value of the Account's investments in the same manner as any other holder of accumulation units. However, IDS PAGE 11
Life would not purchase a Contract and would not be subject to a surrender charge at any time in connection with any redemption of its accumulation units. A sale or sales of real estate related assets could be made under circumstances that result in a realization of more or less than the book value of the asset or assets sold. The Account does not currently expect to acquire additional real estate related investments unless and until its liquidity situation is significantly improved, including the build up of its liquid assets.

Distributions received from joint ventures decreased by $288,150 for the year ended December 31, 1994 as compared to 1993. The decrease was primarily due to the reduction in distributions from Monmouth Associates, which has used its cash reserves and cash flow to provide funds for the initial draw downs under its renovation loan, as discussed below. It is expected that Monmouth Associates will continue to use its cash flow, to the extent available, to fund amounts which are drawn down under the renovation loan, which closed in May 1994. Distributions from 1225 Connecticut in 1994 included amounts previously held in reserves for capital improvements and working capital. 1225 Connecticut is using proceeds from the refinancing of its mortgage loan to pay tenant improvement and other capital costs.

The renovation loan for Monmouth Mall is in the maximum principal amount of $29.1 million and bears interest on the outstanding principal amount at a rate of 10.5% per annum. Prior to completion of the renovation (and subject to funding of the maximum amount of the renovation loan), monthly interest on the loan may be accrued and added to principal, and after completion of the renovation, the loan requires monthly payments of interest only until maturity of the loan when the entire principal balance and any accrued and unpaid interest will be due. As additional consideration for making the renovation loan, Monmouth Associates' participation in certain levels of proceeds from a joint sale or refinancing of the fee and leasehold interests in the property will be increased until Monmouth Associates has received aggregate payments equal to an internal rate of return of 11 percent per annum on its investments in the first leasehold mortgage loan and the land subject to the ground lease. The renovation loan will mature contemporaneously with the first leasehold mortgage loan in October 2003, subject to
(i) acceleration in the event of default or certain other events, including a joint sale of the entire fee and leasehold interests in Monmouth Mall, or (ii) extension of the loan maturity by Monmouth Associates under certain circumstances for up to 20 years on the same loan terms prior to the extension (other than the maturity date). The renovation loan is secured by a leasehold mortgage subordinated to the leasehold mortgages securing the first leasehold mortgage loan and certain other loans previously made for tenant improvements or other ordinary capital expenditures, and is cross-defaulted with those loans as well as the ground lease. The renovation loan is generally non-recourse to the borrower/lessee. Payment of principal and accrued interest of the renovation loan out of proceeds from a joint sale or refinancing of the fee and leasehold interests in the property is subordinated to the payment of certain other amounts payable to Monmouth Associates in connection with the ground lease and the first leasehold mortgage loan.
PAGE 12
The estimated cost of the renovation is $28,500,000 including any accrued interest on the loan added to principal. Through
December 31, 1994, Monmouth Associates had funded approximately $7.8 million, and these fundings were made from cash reserves held by Monmouth Associates and its cash flow from interest and ground rent payments received from the borrower/lessee. Some of the additional draw downs under the renovation loan are to be funded by capital contributions. Based upon Monmouth Associates' current estimated cash flow and its anticipated fundings of other loans discussed below, the aggregate amount of these capital contributions is expected to be up to approximately $10,430,000, made to Monmouth Associates by its joint venture partners pro rata based upon their respective interests, including approximately $3,350,000 made in January 1995. Based upon its 6.97% interest in Monmouth Associates, the Account's share of the additional capital contributions is expected to be approximately $727,000. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures.

In addition, it is expected that Monmouth Associates will provide additional financing to the borrower/lessee in order to pay costs expected to be incurred in connection with the substitution of a Stern's store and/or another department store tenant at Monmouth Mall for the Abraham & Straus store, which will be closed in the near future. The timing and amount of the financing that may be needed are dependent upon negotiation and agreement with the borrower/lessee and Federated Department Stores, which is the owner of Abraham & Straus, as well as possibly another potential department store tenant, and have not been determined. The recognition of approximately $700,000 of the Account's unrealized depreciation at the end of 1994 represents the current estimate of the Account's share of such financing.

Until the Monmouth renovation is finished, currently anticipated to be in the fourth quarter of 1995, it is expected that there will be lower than normal occupancy at the shopping center. The occupancy of mall shops and outparcel space at the shopping center as of December 31, 1994 was approximately 64 percent, which represents a decrease from 82 percent from the previous year due to the continuing renovation. However, the mall shops and outparcel space are approximately 82 percent leased, including leases whose terms will commence after renovation of the tenant space permits occupancy.

The Account has a loan outstanding in the principal amount of approximately $7,852,000 as of December 31, 1994, secured by its wholly-owned real estate investment, West Springfield Terrace Apartments. The loan has an original term of seven years and bears interest at a rate of 9.5 percent per annum. The loan requires monthly payments of principal and interest aggregating $824,000 per annum until November of 1996 when the remaining principal balance of approximately $7,704,000 and any accrued and unpaid interest will be due and payable. For 1995, approximately $119,000 has been budgeted for painting, carpet replacement and other capital costs.

In 1993, Ernst & Young agreed to extend the original term of a majority of its existing leased space at the 1225 Connecticut office building to June 2007 and to increase the rent to $34 per PAGE 13 square foot. In 1994, Ernst & Young agreed to lease an additional approximately 26,300 square feet of space at $34 per square foot and approximately 1,700 square feet of first floor space at $17.50 per square foot through June 2007. As a result, Ernst & Young now leases approximately 159,600 square feet or 87 percent of the office space in the 1225 Connecticut office building. In connection with the extension and expansion of its leases, Ernst & Young received certain leasing incentives, including a tenant improvement allowance and a rent credit for its fourth floor space for a portion of the lease term commencing in 1995.

In January 1994, 1225 Connecticut refinanced its mortgage loan, which had an outstanding principal balance of approximately $1,665,000, with a new first mortgage loan in the principal amount of $7,000,000 that bears interest at 6.98 percent per annum. The new loan requires monthly payments of interest only aggregating approximately $489,000 per annum until maturity in February 2001 when the entire principal amount together with accrued and unpaid interest will be due and payable. 1225 Connecticut is using the approximately $5,250,000 of excess proceeds from the refinancing to pay for lobby and other common area renovation costs, a sprinkler system and certain tenant improvement costs related to the Ernst & Young lease extension. To date, approximately $4.3 million has been spent for the renovation and other capital costs and leasing commissions. It is currently anticipated that capital expenditures for 1995 will be approximately $1,200,000. These amounts will be primarily used to complete improvements to the sidewalks and elevators and to pay for remaining tenant improvement costs. The building is 100% occupied at December 31, 1994, and no significant additional leasing costs are anticipated for 1995.

N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of such asbestos removal generally will be provided out of cash flows from the properties.

Amounts expended by N/S Associates for capital items in 1994 were approximately $1,900,000, including amounts for replacement of an escalator at Southridge Mall and improvement of interior lighting and partial roof replacement at Northridge Mall. The amounts expended during 1994 represented an approximate decrease of $700,000 from the budgeted amount primarily due to lower than anticipated leasing during the year at Northridge and Southridge Malls, which resulted in lower than expected tenant improvement and asbestos abatement costs. It is currently anticipated that capital expenditures for 1995, including tenant improvements, asbestos abatement and completion of the partial roof replacement at Northridge Mall will be approximately $3,900,000. The anticipated increase over the amount for 1994 is attributable primarily to anticipated leasing related costs at Northridge Mall.

In February 1995, N/S Associates obtained a loan from an institutional lender in the principal amount of $35 million to refinance the previous mortgage loan secured by Southridge Mall.
Proceeds from the new loan were also used to repay the two mortgage loans secured by Northridge Mall. The remaining net refinancing proceeds are expected to be used to pay approximately $2.9 million PAGE 14 of the tenant improvement and other capital costs currently expected to be incurred for Northridge and Southridge Malls during 1995. The new loan has a term of seven years, bears interest at
8.35 percent per annum and requires monthly payments of interest only prior to maturity. The new loan is expected to result in a cash flow savings since the current constants on the previous mortgage loans averaged approximately 12 percent.

Carson Pirie Scott & Co., which owns a Boston Store at each of Northridge and Southridge Malls, has made a bid to acquire Younkers, which also has department stores at those shopping centers. If it were to acquire Younkers, Carson Pirie Scott & Co. would have two department stores at both Northridge and Southridge Malls and could seek to sell or otherwise cease to operate some of those stores. However, Younkers is subject to operating covenants at each of the shopping centers that, with certain exceptions (such as in the case of a sale of a store), requires a Younkers store to be operated through 1999. N/S Associates expects to review the possible alternatives in the event that Younkers is acquired.

Certain affiliates of the Investment Adviser have sold their assets to an unaffiliated third party that acts as adviser to institutional investors with respect to real estate investments.
In addition, certain management personnel of these affiliates also became management personnel of the purchaser or its affiliates in connection with the sale. These affiliates of the Investment Adviser included JMB Properties Company, which acted as property manager for the 1225 Connecticut office building and West Springfield Terrace Apartments properties, and certain other entities that acted as advisers to the institutional investors who constitute all or some of the other partners or shareholders of N/S Associates, Monmouth Associates, and 1225 Investment Corporation, which owns the 1225 Connecticut office building. As a result of the sale, the successor to JMB Properties Company's assets now acts as property manager of the 1225 Connecticut office building and West Springfield Terrace Apartments on the same terms that existed prior to the sale. Under the terms of the partnership agreements for N/S Associates and Monmouth Associates, and under the terms of a shareholders' agreement for 1225 Investment Corporation, major decisions concerning the joint venture partnerships and their real estate investments are to be made by the vote or approval of the partner or partners holding a majority of the percent interests, and certain major decisions concerning 1225 Investment Corporation and its real estate investment are to made by shareholders owning at least 96 percent of the corporation's outstanding stock. As a result of the sale, the other partners in N/S Associates and Monmouth Associates and certain of the other shareholders of 1225 Investment Corporation are no longer advised or managed by entities affiliated with the Investment Adviser. This could result in such other partners or shareholders having different investment policies or objectives in the future. In addition, the officers and directors of 1225 Investment Corporation are not currently affiliated or associated with the Investment Adviser.

At December 31, 1994, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut and a wholly-owned property, West Springfield Terrace Apartments), mortgage loan and land sale-leaseback investments (through an PAGE 15 unconsolidated joint venture, Monmouth Associates, and a participation in the loan for Riverpoint Center) and short-term investments represented 72 percent, 27.3 percent and .7 percent of total assets, respectively. The Account seeks to maintain an asset mix of 50 percent to 70 percent in real property investments, 15 percent to 40 percent in mortgage loans or sale-leaseback investments, and the remaining portion in short-term or intermediate-term liquid debt securities.

For the Year Ended December 31, 1993 Compared to the Year Ended
December 31, 1992 -

At December 31, 1993, the Account had cash and investments in short-term securities of approximately $2,665,000 as compared to $8,369,000 at December 31, 1992. The decrease was primarily attributable to net contract terminations during the year ended December 31, 1993. Both a decrease in contract sales and an increase in contract terminations contributed to an increase of $616,000 in net contract terminations for the year ended December 31, 1993 over the prior year. The Account had experienced net contract terminations in each of the last nine quarters through December 31, 1993.

The liquidity requirements of the Account are generally met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income and proceeds from sales of contracts. The primary use of funds currently are expected to be for property operating expenses, asset management and mortality expense risk fees, payments for contract terminations and contributions to pay the Account's share of the financing of the Monmouth Mall renovation.

During the year ended December 31, 1993, the Account incurred capital improvement costs of approximately $25,000 in relation to its wholly-owned real estate property. These capital improvements included the cost of upgrading kitchens, bathrooms and certain other areas in West Springfield Terrace Apartments.

The account had a loan outstanding in the principal amount of approximately $7,927,000 as of December 31, 1993, secured by its wholly-owned real estate investment.

At December 31, 1993, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 69 percent, 26 percent and 5 percent of total assets, respectively. At December 31, 1992, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 62 percent, 23 percent and 15 percent of total assets, respectively.

PAGE 16
Item 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                       IDS LIFE ACCOUNT RE
                                of
                    IDS LIFE INSURANCE COMPANY

                              Index


Independent Auditors' Report
Balance Sheets, December 31, 1994 and 1993
Statements of Operations, years ended December 31, 1994, 1993 and 1992
Statements of Changes in Contract Owners' Equity, years ended
 December 31, 1994, 1993 and 1992
Statements of Cash Flows, years ended December 31, 1994, 1993 and 1992
Notes to Financial Statements
Participation in Mortgage Loan on Real Estate and Interest Earned
 on Participation in Mortgage - Schedule III
Real Estate Owned and Rental Income - Schedule IV

Schedules not Filed:
    All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in financial statements or the related notes.



 N/S ASSOCIATES, MONMOUTH ASSOCIATES & 1225 INVESTMENT CORPORATION
                   UNCONSOLIDATED JOINT VENTURES
                               of
                       IDS LIFE ACCOUNT RE

                              Index


Independent Auditors' Report
Combined Balance Sheets, December 31, 1994 and 1993
Combined Statements of Operations, years ended December 31, 1994,
 1993 and 1992
Combined Statements of Partner's Capital Accounts, years ended
 December 31, 1994, 1993 and 1992
Combined Statements of Cash Flows, years ended December 31, 1994,
 1993 and 1992
Notes to Financial Statements
Participation in Mortgage Loan on Real Estate and Interest Earned
 on Participation in Mortgage - Schedule III
Real Estate Owned and Rental Income - Schedule IV

Schedules not Filed:
    All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in financial statements or the related notes.
PAGE 17
                        INDEPENDENT AUDITORS' REPORT



The Board of Directors of
   IDS Life Insurance Company and
   Contract Owners of IDS Life Account RE:


We have audited the financial statements of IDS Life Account RE as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the management of IDS Life Insurance Company.
Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Life Account RE at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2, the financial statements include real estate related investments which represent 99% and 94% of total assets at December 31, 1994 and 1993, respectively, that are stated at fair value as estimated by the investment adviser. Such fair value estimates involve subjective judgments and the actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction.


                                    KPMG Peat Marwick LLP


Minneapolis, Minnesota
March 17, 1995

PAGE 18
                           IDS LIFE ACCOUNT RE
                                   of
                        IDS LIFE INSURANCE COMPANY

                             BALANCE SHEETS

                                                                    December 31,   December 31,
                                                                        1994          1993

    Assets:
     Cash                                                           $   204,859    $   171,242
     Investments in short-term securities,
       at amortized cost                                                     --      2,493,649
     Receivable from IDS Life for contracts sold                          5,225            600
     Investments in unconsolidated joint ventures,
       at fair value (cost of $34,753,104 and
       $34,115,612 at Dec. 31, 1994 and
       December 31, 1993, respectively) (Note 4)                     27,044,876     28,769,085
     Participation in mortgage loan, at fair
       value (cost of $3,047,188 at Dec. 31, 1994
       and December 31, 1993) (Note 4)                                2,994,023      2,995,600
     Investment in wholly-owned real estate
      property (Note 5):
       Building, at fair value (cost of $14,010,548
         and $13,899,674 at Dec. 31, 1994 and
         December 31, 1993, respectively)                            12,077,794     11,966,920
       Land, at fair value (cost of $3,915,263
         at Dec. 31, 1994 and December 31, 1993)                      3,915,263      3,915,263
       Deferred borrowing costs, net of accumulated
         amortization of $131,726 and $105,874 at
         Dec. 31, 1994 and December 31, 1993, respectively               49,730         75,582
     Other assets                                                        34,507         36,012

         Total assets                                               $46,326,277    $50,423,953


    Liabilities:
     Payable to IDS Life for:
       Operating expenses                                           $    58,400    $    62,289
       Contract terminations                                             10,139         47,077
       Revolving loan-principal                                       2,100,000             --
       Revolving loan-interest                                            9,224             --
     Accrued mortality and expense risk fee                              40,136         44,667
     Accrued asset management fee                                        50,171         55,834
     Liabilities related to wholly-owned
      real estate property (Note 5):
       Accounts payable and other liabilities                           212,197        162,617
       Mortgage payable                                               7,852,279      7,926,821

         Total liabilities                                           10,332,546      8,299,305


    Contract Owners' Equity:
     Net assets applicable to Variable Annuity
       contracts in accumulation period                             $35,993,731    $42,124,648

    Accumulation units outstanding                                   34,238,180     39,000,431

    Net asset value per accumulation unit                           $      1.05    $      1.08



    See accompanying notes to financial statements.

PAGE 19
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS



                                                                For the years ended

                                                     December 31,   December 31,   December 31,
                                                         1994           1993           1992

    Income:
     Interest income                                 $  286,386     $  428,480     $   727,411
     Account's equity in earnings of
       unconsolidated joint ventures                  2,094,682      2,097,089       2,072,715
     Rental income                                    2,235,867      2,251,285       2,202,548
     Unrealized (depreciation) appreciation of
       participation in mortgage loan                    (1,577)       172,373         (75,735)
     Unrealized (depreciation) of investments
       in unconsolidated joint ventures              (2,361,701)      (188,079)     (5,560,069)
     Unrealized appreciation (depreciation) of
       investment in wholly-owned real estate
       property                                              --        308,240      (1,569,754)

         Total income (loss)                          2,253,657      5,069,388      (2,202,884)


    Expenses:
     Asset management fee                               765,557        773,849         988,698
     Mortality and expense risk fee                     502,607        549,250         649,173
     Professional services                               36,384         49,829          64,748
     Amortization of deferred organizational
       and borrowing costs                               25,852         25,922          60,504
     Salaries                                            34,091         37,980          43,929
     Revolving loan interest                             26,169             --              --
     Other operating expenses                            17,132         45,142          21,361
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                         749,268        756,051         759,957
       Utilities                                        194,543        139,974         141,924
       Repairs and maintenance                          144,472        177,047         147,667
       Property and other taxes                         200,243        197,478         197,847
       Salaries                                         216,137        243,220         217,948
       Management fees                                  112,234        112,765         108,762
       Other                                            175,358        144,464         156,428

         Total expenses                               3,200,047      3,252,971       3,558,946


    Net income (loss)                                $ (946,390)    $1,816,417     $(5,761,830)



    See accompanying notes to financial statements.

                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

               STATEMENTS OF CHANGES IN CONTRACT OWNERS' EQUITY





                                                                 For the years ended

                                                      December 31,  December 31,   December 31,
                                                          1994          1993           1992


    Net income (loss)                                $   (946,390)  $  1,816,417   $ (5,761,830)
    Contract purchase proceeds                          1,452,798      1,766,368      1,865,041
    Contract termination payments                      (6,637,325)    (8,639,748)    (8,122,473)

    Decrease in net assets                             (6,130,917)    (5,056,963)   (12,019,262)

    Contract owners' equity at
      beginning of year                                42,124,648     47,181,611     59,200,873

    Contract owners' equity at end of year           $ 35,993,731   $ 42,124,648   $ 47,181,611





    Accumulation Unit Activity

      Units purchased with proceeds from sale
        of contracts                                    1,334,632      1,661,478      1,622,774
      Units redeemed for contract terminations         (6,096,883)    (8,136,479)    (7,349,454)

      Net decrease in units                            (4,762,251)    (6,475,001)    (5,726,680)

      Units outstanding at beginning of year           39,000,431     45,475,432     51,202,112

      Units outstanding at end of year                 34,238,180     39,000,431     45,475,432



    See accompanying notes to financial statements.


PAGE 21
                              IDS LIFE ACCOUNT RE
                                      of
                           IDS LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS


                                                                For the years ended

                                                      December 31,   December 31,   December 31,
                                                         1994           1993           1992

    Cash flows from operating activities:
     Net income (loss)                               $   (946,390)  $  1,816,417   $ (5,761,830)
     Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Account's equity in earnings of
         unconsolidated joint ventures                 (2,094,682)    (2,097,089)    (2,072,715)
       Change in accrued interest on
         participation in mortgage loan                        --         21,977        (21,977)
       Amortization of organizational & borrowing costs    25,852         25,922         60,504
       Change in cumulative discount amortization
         on short-term investments                         12,590         94,160        (43,632)
       Change in unrealized depreciation of investments
         in unconsolidated joint ventures               2,361,701        188,079      5,560,069
       Change in unrealized depreciation (appreciation)
         of participation in mortgage loan                  1,577       (172,373)        75,735
       Change in unrealized (appreciation)
         depreciation of investment in wholly-owned
         real estate property                                  --       (308,240)     1,569,754
       Change in other assets                               1,505         67,708         39,064
       Change in payable to IDS Life-operating expenses    (3,889)        (5,746)        (8,052)
       Change in accrued mortality expense risk fees       (4,531)        (5,803)       (67,688)
       Change in accrued asset management fee              (5,663)        (7,253)       (84,612)
       Change in payables and other liabilities related
         to wholly-owned real estate property              49,580         (3,795)         7,724
       Change in payable to IDS Life for revolving
         loan interest                                      9,224             --             --
           Total adjustments to net income (loss)         353,264     (2,202,453)     5,014,174
           Net cash used in operating activities         (593,126)      (386,036)      (747,656)

    Cash flows from investing activities:
     Net sales (purchases) of short-term securities     2,481,059      5,459,869      5,900,549
     Capital improvements to wholly-owned real estate    (110,874)       (24,825)      (448,422)
     Distributions received from joint ventures         1,457,190      1,745,340      1,685,350
           Net cash provided by investing activities    3,827,375      7,180,384      7,137,477

    Cash flows from financing activities:
     Proceeds from sales of contracts                   1,448,173      1,777,709      1,862,285
     Payments for contract terminations                (6,674,263)    (8,654,423)    (8,060,721)
     Decrease in mortgage payable                         (74,542)       (67,812)        (5,367)
     Change in payable to IDS Life for revolving loan   2,100,000             --             --
           Net cash used in financing activities       (3,200,632)    (6,944,526)    (6,203,803)
    Net increase (decrease) in cash                        33,617       (150,178)       186,018
    Balance of cash at beginning of year                  171,242        321,420        135,402
    Balance of cash at end of year                   $    204,859   $    171,242   $    321,420


    Supplemental cash flow disclosure:
     Cash paid for mortgage and revolving
      loan interest                                  $    775,437   $    756,051   $    759,957

    See accompanying notes to financial statements.

PAGE 22
                      IDS LIFE ACCOUNT RE
                              of
                   IDS LIFE INSURANCE COMPANY

                       December 31, 1994

                  NOTES TO FINANCIAL STATEMENTS

1. Organization

   IDS Life Account RE (the Account) is a segregated asset account of IDS Life Insurance Company (IDS Life) under Minnesota law.
   A registration statement under the Securities Act of 1933 relative to the deferred variable annuity contracts (the Contracts) issued by the Account became effective on August 6, 1987. The assets of the Account are held for the exclusive benefit of contract owners and are not chargeable with liabilities arising out of any other business conducted by IDS Life.

2. Summary of Significant Accounting Policies

   The accompanying financial statements have been prepared on the accrual basis of accounting. Significant accounting policies followed by the Account are summarized below.

   Investments in Securities
   Investments in short-term securities maturing more than 60 days from the valuation date are valued at the market price or approximate fair value based on current interest rates; those maturing in 60 days or less are valued at amortized cost. The Account also may invest in intermediate-term bonds with maturities of up to five years which are valued at fair value as determined by reference to market quotations, market indices, matrices and data from independent brokers.

   Security transactions are accounted for on the date securities are purchased or sold. Interest income, including amortization of premium and discount, is accrued daily.

   Consolidation and Unconsolidated Joint Ventures
   The Account's policy is to consolidate the underlying assets, liabilities and operations of property investments where 50 percent or greater ownership position is maintained. Investments in unconsolidated joint ventures with less than 50 percent ownership interest are accounted for on the equity method of accounting.

   Investments in Real Property, Mortgage Loans and
     Land/Sale-Leasebacks
   The Account initially values real estate related investments at their cost (including acquisition or mortgage placement fees and other acquisition or placement expenses) unless
   circumstances otherwise indicate that a different value should be used. Subsequently, the value of these investments will be periodically determined by JMB Annuity Advisers (the Investment
PAGE 23
   Adviser). Procedures utilized to determine the estimated value include the following: (i) at the time of purchase and once every two years thereafter, each real property investment and each real property underlying a participating mortgage loan or land sale-leaseback investment will be appraised by an
   independent appraiser or an existing appraisal will be updated,
   (ii) various assumptions including, but not limited to,
   occupancy and  rental rates, expense levels, net operating income, average capital costs and capitalization rates upon sale will be used in determining the discounted present value of an investment's estimated cash flow and its estimated sale proceeds or its asset value under a direct capitalization methodology, and (iii) for fixed interest rate mortgage loans and fixed rental rate land sale-leaseback investments, estimated values will be determined by comparison to current interest rates on
   U.S. Treasury debt as adjusted for a  risk differential of the
   Account's investments.   The relative weight to be given to a
   particular methodology or other relevant factors in determining the estimated asset value of a particular real property will depend upon an assessment of the existing and anticipated market conditions and property specific factors relevant to such real property. There is no assurance that the assumptions, estimates and methodologies used in valuing the Account's real estate related investments will in fact prove accurate or that such values would in fact be realized. In addition, any expenses that may be borne by the Account in connection with the disposition of a real estate related investment are not deducted in determining its estimated value.

   Because the Account values its real property investments at estimated fair values, no provision for depreciation expense is recorded.

   Each day the Account will record estimated income and expenses attributable to real estate related assets. Periodically, adjustments to reflect the difference between estimates and actual income and expenses will be made.

   Federal Income Taxes
   IDS Life is taxed as a life insurance company. The Account is treated as part of IDS Life for federal income tax purposes.
   Under existing federal income tax law, no income taxes are payable with respect to any income of the Account.

3. Fees and Expenses

   The Account pays a mortality and expense risk fee to IDS Life which is accrued daily and is equal, on an annual basis, to 1.00 percent of the average daily asset value, as defined, of the Account. The mortality risk is IDS Life's guarantee to make retirement payments according to the terms of the Contract, no matter how long annuitants live. The expense risk portion of the fee is paid to IDS Life for its guarantee that the various fees paid by the Account to IDS Life will not be increased in the future. For the years ended December 31, 1994, 1993 and 1992, the Account paid IDS Life a mortality and expense risk fee of $502,607, $549,250 and $649,173, respectively.
PAGE 24
   The Account also pays IDS Life an asset management fee equal, on an annual basis, to 1.25 percent of the average daily asset value, as defined, of the Account. A portion of this fee, equal to 0.95 percent of the average daily asset value, is paid by IDS Life to the Investment Adviser. The total fee may be adjusted upward to a maximum of 1.50 percent depending upon the performance of the Account's real property investments as measured against the FRC Property Index. The performance-related portion of the fee is calculated and recorded on an annual basis when the FRC Property Index is released each year for the preceding calendar year. The performance fee paid by the Account in 1994 for 1993 was $137,299. The performance fee paid by the Account in 1993 for 1992 was $87,287. The performance fee paid by the Account in 1992 for 1991 was $177,202. Any performance fee adjustment will be paid to the Investment Adviser. For the years ended
   December 31, 1994, 1993 and 1992, the Account paid total asset management fees of $765,557, $773,849 and $988,698, respectively.

   IDS Life will receive from the Account an acquisition and mortgage placement fee equal to 3.75 percent of the total cash to be paid or advanced by the Account (net of any borrowings in the case of real property investments) in connection with each real property investment, mortgage loan or land sale-leaseback investment made by the Account. A portion of this fee, equal to
   3.50 percent, will be paid to the Investment Adviser in consideration for its services in connection with the acquisition or placement of real estate related investments of the Account. No acquisition and mortgage placement fees were paid in 1994, 1993 and 1992.

   The Account will pay for all operational expenses incurred on behalf of the Account. For the years ended December 31, 1994, 1993 and 1992, IDS Life was reimbursed $51,223, $83,122 and $65,290, respectively, for personnel related expenses incurred in the administration of the Account.


4. Investments in Unconsolidated Joint Venture Partnerships and
   Participation in Mortgage Loan

   Joint Venture Partnership - N/S Associates

   IDS Life, on behalf of the Account, entered into a joint venture partnership called N/S Associates, which on April 4, 1988 acquired interests in two enclosed super regional shopping malls that are described below.

   The terms of N/S Associates partnership agreement provide that its annual net cash flows and net sales or refinancing proceeds generally will be distributed among all of the partners in accordance with their respective percentage ownership interests in N/S Associates.

   The Account contributed approximately $12,008,000 to N/S
   Associates as its capital contribution. The percentage interest of the Account in N/S Associates is 5.92 percent. In connection
PAGE 25
   with the purchase of the shopping malls, the Account paid to IDS
   Life and the Investment Adviser their respective portions of the acquisition fee amounting to approximately $450,000.

   Summary of Real Estate Investments Made Through N/S Associates

   Milwaukee, Wisconsin - Northridge Mall

   The Account, through N/S Associates, owns an interest in an existing enclosed super regional shopping center in Milwaukee, Wisconsin, known as Northridge Mall. The mall shops and four adjacent department stores comprising the shopping center contain approximately 1,053,000 square feet of gross leasable area, of which N/S Associates owns approximately 399,000 square feet of mall shops (approximately 388,000 square feet ) and storage space (approximately 11,000 square feet). The remaining 654,000 square feet of gross leasable area are occupied by four department stores, three of which own their own stores and a portion of the parking area. The fourth department store leases its space from an unaffiliated third party.

   N/S Associates acquired its interest in the shopping center in April 1988 for a purchase price of approximately $108,107,000, of which $89,653,000 was paid in cash at closing, subject to the existing mortgage loans with a then outstanding aggregate balance of approximately $18,454,000. The property was encumbered by two mortgage loans with outstanding principal balances at December 31,1994 of approximately $15,058,000 and $365,000, respectively. In addition to the purchase price, a reserve of $8,900,000 was established, all of which has been used to pay for certain capital improvements made at the shopping center. In February 1995, the two mortgage loans secured by the property were repaid with a portion of the proceeds from the refinancing of the Southridge Mall mortgage loan.

   The shopping center is being managed by an affiliate of the Investment Adviser under a management agreement. The affiliate of the Investment Adviser receives an annual fee equal to 3.75 percent of the gross receipts of the property plus reimbursement of certain direct expenses in connection with the property management.

   Greendale, Wisconsin - Southridge Mall

   The Account, through N/S Associates, owns an interest in an existing enclosed super regional shopping center in Greendale, Wisconsin, known as Southridge Mall. The mall shops and five adjacent department stores comprising the shopping center contain approximately 1,297,000 square feet of gross leasable area, of which N/S Associates owns approximately 437,000 square feet, including the space leased to one of the department stores. The remaining 860,000 square feet of gross leasable area are occupied by four other department stores, three of which own their own stores and a portion of the parking area. The fourth department store leases its space from an unaffiliated third party.
PAGE 26
   N/S Associates acquired its interest in the shopping center for a purchase price of approximately $115,401,000, of which $96,865,000 was paid in cash at closing. The property was encumbered by a first mortgage loan with an outstanding principal balance at December 31, 1994 of approximately $15,506,000. In addition to the purchase price, a reserve of approximately $7,250,000 was established for capital improvements, all of which has been spent as of December 31, 1994. In February 1995, the mortgage loan secured by the property was repaid with a portion of the proceeds from a new mortgage loan in the principal amount of $35,000,000. The new mortgage loan has a term of seven years, bears interest at 8.35 percent per annum and requires monthly payments of interest only prior to maturity. Proceeds from the new mortgage loan were also used to repay the two mortgage loans secured by Northridge Mall. The remaining net proceeds from the new loan are expected to be used to pay approximately $2,900,000 of tenant improvement and other capital costs expected to be incurred for Northridge and Southridge Malls.

   The shopping center is being managed by an affiliate of the Investment Adviser under a management agreement. The affiliate of the Investment Adviser will receive an annual fee equal to
   3.75 percent of the gross receipts of the property plus reimbursement of certain direct expenses in connection with the property management.

   Joint Venture Partnership - Monmouth Associates

   IDS Life, on behalf of the Account, entered into a joint venture partnership called Monmouth Associates, which on October 27, 1988 (i) acquired certain land underlying a super regional shopping center in Eatontown, New Jersey known as Monmouth Mall,
   (ii) leased the land to the owner of the shopping center pursuant to a long-term ground lease, and (iii) executed a first leasehold mortgage loan to the owner of the shopping center secured by the leasehold real estate and the improvements thereon as more fully described below. The owner of the shopping center (the Borrower/Lessee) is a partnership whose partners are not affiliated with Monmouth Associates.

   The terms of Monmouth Associates' partnership agreement provide that its annual net cash flows and net sales or refinancing proceeds generally will be distributed among all of the partners in accordance with their respective percentage interests in Monmouth Associates. The Account contributed approximately $10,000,000 to Monmouth Associates as its initial capital contribution. The Account expects to make additional capital contributions of approximately $685,000. The percentage interest of the Account in Monmouth Associates is 6.97 percent. In connection with the investment, the Account paid to IDS Life and the Investment Adviser their respective portions of the acquisition and mortgage placement fee amounting to approximately $375,000.
PAGE 27

   Summary of Real Estate Investment Made Through Monmouth
   Associates

   Eatontown, New Jersey - Monmouth Mall

   The Account, through Monmouth Associates, acquired an interest in the land underlying a shopping center in Eatontown, New Jersey known as Monmouth Mall. The mall is located on approximately 90 acres of land, of which Monmouth Associates owns approximately 88.5 acres, subject to the rights of one of the department store tenants to acquire the land underlying its store and the improvements thereon for nominal consideration. The remaining acres are owned by 2 department stores. Monmouth Associates acquired its interest in the land for a purchase price of approximately $13,500,000.

   Monmouth Associates entered into an agreement whereby the land underlying the mall is leased back to the Borrower/Lessee under a long-term ground lease. The long-term ground lease, which has a term of 75 years, provides for monthly base rent aggregating $780,000 per annum for the first two lease years, $1,040,000 per annum for the third lease year, and $650,000 per annum for each lease year thereafter. The long-term ground lease also provides for contingent rent, payable quarterly out of the excess, if any, of substantially all of the gross receipts from the shopping center received by the Borrower/Lessee over certain base amounts, equal to the sum of (x) a specified annual amount (commencing in the fourth lease year at $390,000 per annum and increasing in the sixth lease year to $520,000 per annum), increased until paid at the "applicable rate" of interest payable under the first leasehold mortgage loan described below (such amount as so increased herein called the "rent shortfall amount"), plus (y) 15 percent of the balance of such excess gross receipts remaining after deducting the aggregate amount paid at such time of the rent shortfall amount under the long-term ground lease and the "interest shortfall amount" under the first leasehold mortgage loan as described below.

   In addition, Monmouth Associates made a first leasehold participating mortgage loan in the original principal amount of $128,920,000 to the Borrower/Lessee which is secured by the leasehold real estate and the improvements thereon. The current loan amount is $127,670,000. The loan has a term of 15 years, which may be extended from time to time at the option of Monmouth Associates for up to an additional 20 years. The loan provides for monthly payments of base interest at a base rate of approximately 5.98 percent per annum for the first two loan years, approximately 7.97 percent per annum for the third loan year and approximately 5.00 percent per annum for each loan year thereafter. The first leasehold mortgage also provides for quarterly payments of contingent interest, payable out of the excess, if any, of substantially all of the gross receipts from the shopping center received by the Borrower/Lessee over certain base amounts, equal to the sum of (x) the difference between the amount of interest payable on the loan at the "applicable rate"
PAGE 28
   and that payable at the base rate described above, increased until paid at the applicable rate (such amount as so increased herein called the "interest shortfall amount"), plus (y) 45 percent of the balance of such excess gross receipts remaining after deducting the aggregate amount paid at such time of the rent shortfall amount under the ground lease and the interest shortfall amount under the first leasehold mortgage loan. The "applicable rate" under the loan is 5.98 percent per annum for the first two loan years, 7.97 percent per annum for the next three loan years and 8.97 percent per annum for each loan year thereafter. In addition, upon a joint sale or refinancing of the land and improvements or at maturity of the leasehold mortgage loan, Monmouth Associates is entitled to receive certain participations in the proceeds from such sale or refinancing after payment of its investment in the land and/or repayment of the principal amount of the leasehold mortgage loan. In April 1992, Monmouth Associates discontinued the accrual of contingent interest on the leasehold mortgage loan as a result of uncertainty as to the collectibility of such contingent interest in light of the previous decrease in the estimated value of Monmouth Mall. In addition, no contingent rent was accrued under the ground lease for 1994, 1993 or 1992.

   Monmouth Associates is obligated to make certain additional loans to the Borrower/Lessee under certain circumstances to finance the cost of 60 percent of tenant improvements or other ordinary capital expenditures. In addition, in May 1994, Monmouth Associates made a loan to finance the cost of a renovation of the shopping center, which commenced during the third quarter of 1994. The renovation consists of, among other things, the elimination of certain outparcels, the addition of a food court and cinema, and the re-merchandising of approximately 300,000 square feet of gross leasable area. The renovation loan from Monmouth Associates bears interest at a fixed interest rate of 10.5 percent per annum. In addition, Monmouth Associates' participation in certain levels of sale or refinancing proceeds from the property will be increased until Monmouth Associates has received aggregate payments equal to an internal rate of return of 11 percent per annum on its investments in the land and/or the first leasehold mortgage loan. The maximum amount of the renovation loan is $29,100,000, and the cost of the renovation is currently estimated to be $28,500,000. Monmouth Associates is funding the renovation loan out of its cash reserves, cash flow and additional capital contributions made pro rata based upon the respective interests of the joint venture partners in Monmouth Associates. The renovation loan requires monthly payments of interest only until maturity when the entire principal amount and any accrued and unpaid interest will be due. The renovation loan will mature contemporaneously with the first leasehold mortgage loan in October 2003, subject to acceleration or extension of the loan by Monmouth Associates under certain circumstances.

PAGE 29
   Joint Venture - 1225 Connecticut Avenue, N.W.

   Washington, D.C. - 1225 Connecticut Avenue, N.W.

   In May 1990, IDS Life, on behalf of the Account, acquired an interest in a newly formed Delaware corporation, 1225 Investment Corporation (the Corporation) owned jointly with certain other persons described below. The Corporation acquired an office building located in Washington, D.C. known as 1225 Connecticut Avenue, N.W. (1225 Connecticut).

   The office building, which was completed in 1968, is an eight-story reinforced concrete frame building containing
   184,432 square feet of rentable office space, 18,498 square feet of rentable retail space, 6,416 square feet of below grade storage space and 100,024 square feet of subsurface parking space for over 300 automobiles.

   The Corporation has elected to qualify as a real estate investment trust (REIT) pursuant to sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). For each taxable year that the Corporation qualifies as a REIT, the Corporation in general will not be subject to federal corporate income tax or the District of Columbia corporate franchise tax on its regular taxable income and will not be taxed on long-term capital gain income to the extent its income is distributed as dividends. If the Corporation were to fail to qualify as a REIT, it would be taxed at rates applicable to a corporation on its taxable income, whether or not distributed.

   The Account owns approximately 16.3 percent of the outstanding
   shares of common stock of the Corporation.   Certain of the
   outstanding shares of common stock of the Corporation not owned by the Account are owned by an affiliate of the Investment Adviser.

   The Corporation purchased 1225 Connecticut from the seller for a purchase price of approximately $54,125,000 (net of prorations and miscellaneous closing costs), consisting of $51,425,000 paid in cash and assumption of approximately $2,700,000 of mortgage indebtedness then encumbering the property. The Corporation paid approximately $2,130,000 for real estate brokerage commissions to an independent third party and certain closing costs. The Account contributed $9,000,000 for its interest in the Corporation. The Account has also paid acquisition fees amounting to $337,500.

   At December 31, 1993, the outstanding balance of the mortgage loan encumbering the property was approximately $1,695,000. The mortgage loan bore interest at a rate of 6.50 percent per annum and required monthly payments of principal and interest aggregating approximately $426,300 per annum. In January 1994, the Corporation refinanced its mortgage loan with a first mortgage loan in the principal amount of $7,000,000 bearing
PAGE 30
   interest 6.98 percent per annum. The new loan requires monthly payments of interest only aggregating $488,600 per annum until maturity in February 2001 when the principal amount together with accrued interest will be due and payable. Under certain circumstances, the principal amount of the loan may be prepaid in whole (but not in part), subject to a prepayment premium. Pursuant to the deed of trust securing the mortgage loan, the Corporation is prohibited from modifying Ernst & Young's primary lease or from entering into certain other tenant leases without the lender's consent. Prior to selling the property or encumbering the property with any additional debt, the Corporation must obtain the consent of the lender, which may be arbitrarily withheld. However, subject to certain restrictions, the Corporation has a one-time right to transfer title to the property together with an assumption of the mortgage loan.

   The property is being managed under an agreement pursuant to which the manager is obligated to manage 1225 Connecticut, collect all of the receipts from operations and, to the extent available from such receipts, pay all of the expenses of 1225 Connecticut. The manager is paid a fee equal to 2.5 percent of the gross revenues of 1225 Connecticut, plus reimbursement for
   certain direct expenses of the manager.   The property had
   previously been managed by JMB Properties Company, an affiliate of the Investment Adviser. In December 1994, JMB Properties Company sold substantially all of its assets to an unaffiliated third party, and certain management personnel of JMB Properties Company became management personnel of the third party. As a result of the sale, the successor to JMB Properties Company's assets now acts as property manager of the 1225 Connecticut office building on the same terms that existed prior to the sale.

   Pursuant to a lease currently in effect, an unaffiliated third party leases and operates the entire parking garage (subject to certain parking rights provided for tenants of the property) until November 1997. The lease provides for a fixed rent payment of $485,000 a year (which reflects an increase at the end of 1993 from $430,000 a year), provides that the lessee shall pay the operating expenses of the parking garage and does not provide such lessee with an option to extend the term of the lease.
PAGE 31

   Unconsolidated Joint Ventures - Summary Information

   Summary information for the Account of its investments in Unconsolidated Joint Ventures for the years ended
   December 31, 1994 and 1993 is as follows:

                                                         Year ended        Year ended
                                                       Dec. 31, 1994     Dec. 31, 1993

Account's investment in Unconsolidated
    Joint Ventures                                     $  27,044,876     $  28,769,085

Account's share of net investment income from
    Unconsolidated Joint Ventures                      $   2,094,682     $   2,097,089

Net depreciation in Unconsolidated Joint Ventures      $  (2,361,701)    $    (188,079)

Total net investment income of Unconsolidated
    Joint Ventures                                     $  27,482,000     $  25,638,000

Total assets of Unconsolidated Joint Ventures          $ 393,717,000     $ 414,148,000

Total liabilities of Unconsolidated Joint Ventures     $  48,558,000     $  44,602,000


   Participation in Mortgage Loan - Riverpoint Associates

   Chicago, Illinois - Riverpoint Center

   In August 1989, IDS Life, on behalf of the Account, participated in the initial funding of a non-recourse participation first mortgage loan in the principal amount of $26,000,000. The Account's share of the initial funding was $2,666,660 or 10.26 percent of this loan. The remaining portion of the loan is funded by affiliates of the Investment Adviser (herein, the Account and said affiliates are collectively called the Lenders). The Loan is secured by a first mortgage on a shopping center known as Riverpoint Center in Chicago, Illinois. The shopping center is owned by a partnership (the Borrower) whose general partners are not affiliated with any of the Lenders. In connection with the loan, the Account paid to the Investment Adviser a mortgage placement fee amounting to approximately $108,000, less $37,500 in loan origination fees paid to the Investment Adviser by the Borrower, for a net fee paid of approximately $70,500 paid by the Account.

   Additional amounts aggregating approximately $2,040,000 (of which the Account's share was approximately $209,000) have been funded since the Initial Funding. The Borrower did not qualify for any additional fundings above the $28,040,000 which has been funded to date, and no additional fundings will be made by the Lenders.

   The ten-year loan requires periodic payments of interest only and bears basic interest at the rate of 8.84 percent per annum in the first loan year, 8.75 percent per annum during the second loan year, increasing 0.50 percent per annum in the fourth and
   0.25 percent per annum in the seventh loan year to a maximum
PAGE 32
   rate of 9.50 percent per annum, payable monthly in advance. The loan also provides for additional annual simple accrual of interest at the rate of 2.00 percent per annum payable upon prepayment or maturity. For financial reporting purposes, commencing in August of 1991, the Account suspended recognition of income related to the simple accrual interest receivable (deferred until maturity).The loan also provides for additional interest in an amount equal to a percentage of annual gross income from the underlying property (exclusive of tenant reimbursement of expenses) in excess of a base amount and, on sale or repayment of the loan, an amount equal to a percentage of the subsequent increase in the value of the underlying property in excess of a specified amount. Such amounts of additional interest payments made by the Borrower will be used to offset, on a dollar-for-dollar basis, the amount of accrued interest payable. The loan is generally non-recourse to the borrower and its partners.

   The shopping center, completed in 1989, is located on approximately 17 acres and consists of approximately 200,800 square feet of gross leasable area.

5. Investments in Wholly-owned Real Estate Property

   Fairfax County, Virginia - West Springfield Terrace Apartments

   In August 1989, IDS Life, on behalf of the Account, acquired a 244-unit garden apartment complex known as West Springfield
   Terrace Apartments, which is located in Fairfax County, Virginia.

   The apartment complex, which was completed in 1978, consists of 17 separate three and four-story buildings of wood frame with brick veneer construction containing 52 one-bedroom units, 22 one-bedroom and den units, 118 two-bedroom units, 22 two-bedroom and den units, and 30 three-bedroom units. The complex contains a swimming pool, tennis court, clubhouse and approximately 380 parking spaces.

   The Account paid $15,222,278 for the apartment complex in cash at closing, excluding closing costs and prorations. In connection with the acquisition of the property, the Account paid a prepayment charge at closing of $92,221 to the lender that held the mortgage loan on the property. The Account also paid to IDS Life and the Investment Adviser their respective portions of the acquisition fee amounting to $274,834. At the time of the acquisition it was anticipated that an additional amount of approximately $1,450,000 would be used by the Account to pay the cost of upgrading kitchens and bathrooms and certain other upgrades and capital improvements at the complex. The renovation project was subsequently increased to include replacing certain carpets in units as they were renovated and to increase the number of units that received certain upgrades. The renovation project was completed during 1992 at an aggregate cost of approximately $1,900,000. To date the Account has paid IDS Life and the Investment Adviser their respective portions of the acquisition fee amounting to $18,000 in connection with the renovation project.
PAGE 33
   In November 1989, the Account obtained a loan from an institutional lender in the principal amount of $8,000,000 secured by a first mortgage on the property. At December 31, 1994, the current balance of the mortgage loan encumbering the property was approximately $7,852,000. The loan has a term of seven years and bears interest at a rate of 9.50 percent per annum. The loan required monthly payments of interest only during the first three loan years and thereafter is amortizable over a 27-year schedule through monthly payments of principal and interest aggregating $824,400 per annum until November 1996, when the remaining principal balance and any accrued and unpaid interest of approximately $7,704,000 is due and payable.

   The apartment complex is being managed for a fee equal to 5.00 percent of the gross revenues from the property, plus reimbursement of certain direct expenses of the manager. The property had previously been managed by JMB Properties Company, an affiliate of the Investment Adviser, but since December 1994 has been managed on the same terms by an unaffiliated third party that purchased substantially all of JMB Properties Company's assets, as discussed in Note 4 in connection with the 1225 Connecticut office building.

6. Line of Credit with IDS Life

   In March 1994, the Account obtained a short-term revolving line of credit for up to $10 million from IDS Life to pay for contract surrenders and other obligations under the Contracts. The line of credit is for a one-year term and is automatically renewed at each anniversary for an additional one-year term subject to termination by one party giving 30 days' prior written notice of termination to the other party. Borrowings under the line of credit must be made in increments (or multiples) of $100,000. Outstanding borrowings under the line of credit bear interest at a floating rate equal to the 30-day London Interbank Offered Rate (LIBOR), adjusted on a monthly basis. The line of credit requires monthly payments of interest only until the earlier of maturity or termination of the line of credit, when the entire outstanding principal plus any accrued and unpaid interest on the line of credit will be due and payable. Outstanding principal may be repaid in whole or in part in increments (or multiples) of $100,000, together with any accrued and unpaid interest thereon, at any time without premium or penalty. Borrowings under the line of credit are generally unsecured, although IDS Life has a right of set off for outstanding borrowings against any deposits or credits of the Account held by IDS Life. At December 31, 1994, $2,100,000 was outstanding on the line of credit at a rate of 6.125% per annum.

Schedule III

                              IDS LIFE ACCOUNT RE
                                       of
                           IDS LIFE INSURANCE COMPANY


                 Participation in Mortgage Loan on Real Estate and
                   Interest Earned on Participation in Mortgage

                               December 31, 1994



                           Part 1 - Participation in Mortgage           Part 2 - Interest Earned on
                          Loan on Real Estate at Close of Year         on Participation in Mortgage

Liens on Shopping Center:
                                  Principal unpaid     Amount of       Interest due
Riverpoint Center     Carrying       at close       mortgage being     & accrued at      Interest
Chicago, Illinois    Amount (A)      of period        foreclosed      end of period    Income Earned
      1994          $ 2,994,023     $ 2,875,853      $        --      $         --      $   265,288

      1993          $ 2,995,600     $ 2,875,853      $        --      $         --      $   266,600

      1992          $ 2,823,227     $ 2,875,853      $        --      $     21,977      $   256,846







(A) - Reconciliation of the carrying value of the participation in the mortgage loan:

                                                         1994             1993              1992

      Balance at the beginning of year...........   $  2,995,600      $  2,823,227     $  2,898,962

      Changes during year:
        Unrealized appreciation (depreciation)...         (1,577)          172,373          (75,735)

      Balance at end of year.....................   $  2,994,023      $  2,995,600     $  2,823,227


Schedule IV
                              IDS LIFE ACCOUNT RE
                                      of
                           IDS LIFE INSURANCE COMPANY


                       Real Estate Owned and Rental Income

                               December 31, 1994



                                  Part 1 - Real Estate Owned at End of Year (B)

Apartment Complex:

 West Springfield                   Amount at                                            Amount at
Terrace Apartments                which carried       Cost of         Unrealized       which carried
  Fairfax County,    Amount of    at beginning      improvements,     Appreciation      at close of
     Virginia       encumbrance   of period (A)          etc.         (Depreciation)     period (B)

       1994         $ 7,852,279    $15,882,183      $    110,874       $        --      $15,993,057

       1993         $ 7,926,821    $15,549,118      $     24,825       $   308,240      $15,882,183

       1992         $ 7,994,633    $16,670,450      $    448,422       $(1,569,754)     $15,549,118


                                      Part 2 - Rental Income

                     Rents due    Total rental       Expended for
                    and accrued      income         interest taxes,    Net income
                     at end of     applicable        repairs, and      applicable
                       period      to period           expenses        to period

       1994         $   (1,895)    $ 2,235,867        $ 1,792,255     $   443,612

       1993         $    3,929     $ 2,251,285        $ 1,770,999     $   480,286

       1992         $    3,185     $ 2,202,548        $ 1,730,533     $   472,015




(A) - Reconciliation of real estate owned:

                                                        1994               1993             1992

      Balance at the beginning of year............  $ 15,882,183      $ 15,549,118     $ 16,670,450

      Additions (deductions) during year:
        Improvements, etc.........................       110,874            24,825          448,422
        Unrealized appreciation(depreciation).....            --           308,240       (1,569,754)

      Balance at end of year......................  $ 15,993,057      $ 15,882,183     $ 15,549,118


(B) - Reserve for depreciation is not applicable as real estate owned is stated at estimated fair market value.


                      Independent Auditors' Report


The Board of Directors of IDS Life
Insurance Company and Contract
Owners of IDS Life Account RE:

We have audited the combined financial statements of N/S Associates, Monmouth Associates and 1225 Investment Corporation, unconsolidated joint ventures of IDS Life Account RE (Note 1), as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the combined financial statement schedules as listed in the accompanying index. These combined financial statements and combined financial statement schedules are the responsibility of the Investment Adviser. Our responsibility is to express an opinion on these combined financial statements and combined financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Investment Adviser, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of N/S Associates, Monmouth Associates and 1225 Investment Corporation, at December 31, 1994 and 1993 and the results of their combined operations and combined cash flows for each of the years in the three year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the combined financial statements include assets and liabilities stated at market values which have been estimated by the Investment Adviser. Such market value estimates involve subjective judgments and the actual market values can only be determined by negotiation between independent third parties.


                                           KPMG PEAT MARWICK LLP

Chicago, Illinois
March 15, 1995
PAGE 37
                       IDS LIFE ACCOUNT RE
                  OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

                     Combined Balance Sheets

                    December 31, 1994 and 1993


                                            Assets

                                                                          1994            1993
Investments in real estate                                            $373,654,000     392,310,000
Cash and cash equivalents (note 1)                                       5,727,000       5,211,000
Short-term investments                                                   7,589,000       9,309,000
Rents, interest, and other receivables                                   6,465,000       5,867,000
Other assets                                                               282,000       1,451,000

                                                                      $393,717,000     414,148,000


                          Combined Liabilities and Partners' Capital Accounts

Mortgage notes payable (note 3)                                       $ 37,929,000      33,772,000
Accounts payable and other accrued expenses                             10,629,000      10,830,000
                                                                              --              --

         Total liabilities                                              48,558,000      44,602,000

Commitments and contingencies (notes 2 and 4)

Partners' capital accounts (notes 1 and 2):
 IDS Life Account RE:
  Capital contributions                                                 32,171,000      32,171,000
  Cumulative net investment income                                      11,858,000       9,764,000
  Cumulative share of net unrealized depreciation                       (7,708,000)     (5,347,000)
  Cumulative cash distributions                                         (9,276,000)     (7,819,000)
                                                                        27,045,000      28,769,000

Venture partners:
  Capital contributions                                                370,809,000     370,809,000
  Cumulative net investment income                                     147,887,000     122,499,000
  Cumulative share of net unrealized depreciation                      (86,200,000)    (54,124,000)
  Cumulative cash distributions                                       (114,382,000)    (98,407,000)
                                                                       318,114,000     340,777,000

         Total partners' capital accounts                              345,159,000     369,546,000

                                                                      $393,717,000     414,148,000




                       See accompanying notes to combined financial statements.

PAGE 38
                        IDS LIFE ACCOUNT RE
                   OF IDS LIFE INSURANCE COMPANY
 N/S Associates, Monmouth Associates and 1225 Investment Corporation
        Unconsolidated Joint Ventures of IDS Life Account RE

                  Combined Statements of Operations

             Years Ended December 31, 1994, 1993 and 1992


                                                         1994             1993            1992

Investment income:
 Rental income                                        $41,706,000      40,150,000      40,750,000
 Interest                                               8,083,000       7,434,000       8,521,000

                                                       49,789,000      47,584,000      49,271,000

Investment expenses:
 Mortgage and other interest                            3,224,000       2,979,000       3,089,000
 Real estate taxes                                      8,106,000       8,967,000       8,723,000
 Property operating expenses                           10,657,000       9,752,000       9,248,000
 General and administrative                               320,000         248,000         112,000

                                                       22,307,000      21,946,000      21,172,000

    Net investment income                            $ 27,482,000      25,638,000      28,099,000

Unrealized depreciation on investments
 in real estate (note 1)                             $(34,437,000)     (9,455,000)    (35,864,000)





























                       See accompanying notes to combined financial statements.

PAGE 39
                       IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
       Unconsolidated Joint Ventures of IDS Life Account RE

        Combined Statements of Partners' Capital Accounts

          Years Ended December 31, 1994, 1993 and 1992



                                                      Combined         IDS Life        Venture
                                                        Total         Account RE       Partners

Balance at December 31, 1991                        $405,205,000       33,777,000    371,428,000

Net investment income                                 28,099,000        2,073,000     26,026,000
Net unrealized depreciation on investments
  in real estate                                     (35,864,000)      (5,560,000)   (30,304,000)
Cash distributions and dividends                     (22,301,000)      (1,685,000)   (20,616,000)

Balance at December 31, 1992                         375,139,000       28,605,000    346,534,000

Net investment income                                 25,638,000        2,097,000     23,541,000
Net unrealized depreciation on investments
  in real estate                                      (9,455,000)        (188,000)    (9,267,000)
Cash distributions and dividends                     (21,776,000)      (1,745,000)   (20,031,000)

Balance at December 31, 1993                         369,546,000       28,769,000    340,777,000

Net investment income                                 27,482,000        2,094,000     25,388,000
Net unrealized depreciation on investments
  in real estate                                     (34,437,000)      (2,361,000)   (32,076,000)
Cash distributions and dividends                     (17,432,000)      (1,457,000)   (15,975,000)

Balance at December 31, 1994                        $345,159,000       27,045,000    318,114,000






















                       See accompanying notes to combined financial statements.

PAGE 40
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
       Unconsolidated Joint Ventures of IDS Life Account RE

               Combined Statements of Cash Flows

          Years Ended December 31, 1994, 1993 and 1992




                                                         1994            1993            1992

Cash flows from operating activities:
 Net investment income                               $ 27,482,000      25,638,000      28,099,000
 Adjustments to reconcile net investment
 income to net cash provided by operating
 activities represented by changes in:
  Rents and other receivables                            (598,000)        378,000      (2,084,000)
  Other assets                                            222,000      (1,292,000)      1,197,000
  Accounts payable and accrued expenses                  (201,000)     (1,309,000)     (1,318,000)

     Net cash provided by operations                   26,905,000      23,415,000      25,894,000

Cash flows from investing activities:
  Net (purchases) sales of short-term investments       1,720,000      (9,309,000)          --
  Additions to investments in real estate             (14,834,000)     (2,389,000)     (3,250,000)

     Net cash provided by (used in)
      investing activities                            (13,114,000)    (11,698,000)     (3,250,000)

Cash flows from financing activities:
 Principal payments on mortgages payable               (2,843,000)     (1,358,000)     (1,250,000)
 Cash distributions to partners                       (13,500,000)    (18,000,000)    (19,500,000)
 Proceeds from mortgage note payable                    7,000,000           --              --
 Cash dividends paid to shareholders                   (3,932,000)     (3,776,000)     (2,801,000)

     Net cash used in financing activities            (13,275,000)    (23,134,000)    (23,551,000)
     Net increase in cash and cash
       equivalents                                   $    516,000     (11,417,000)       (907,000)
     Cash and cash equivalents beginning
       of year                                          5,211,000      16,628,000      17,535,000
     Cash and cash equivalents end
       of year                                       $  5,727,000       5,211,000      16,628,000

Supplemental disclosure of cash flow information:
 Cash paid for mortgage and other interest           $  3,201,000       2,989,000       3,097,000
 Non-cash investing and financing activities:
  Unrealized depreciation on
    investments in real estate                       $(34,437,000)     (9,455,000)    (35,864,000)





                       See accompanying notes to combined financial statements.

PAGE 41
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

             Notes to Combined Financial Statements

         Years ended December 31, 1994, 1993, and 1992


(1) Organization and Basis of Accounting

    The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. The combined financial statements include the accounts of the unconsolidated joint ventures in which IDS Life Account RE of IDS Life Insurance Company owns an equity interest. The unconsolidated joint ventures are N/S Associates, Monmouth Associates and 1225 Investment Corporation.

    The accompanying combined financial statements have been prepared on the accrual basis of accounting.

    The ventures have implemented Statement of Accounting Standards No. 95 "Statement of Cash Flows" which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The ventures record amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the ventures' policy is to consider all such amounts held with original maturities of three months or less ($5,989,000 and $3,774,000 at December 31, 1994 and 1993,
respectively) as cash equivalents with any remaining amounts reflected as short-term investments. Short-term investments (generally with original maturities of one year or less) are being held to maturity and are held at amortized cost which approximates market.

    Investments in real estate are stated at estimated fair value. A description of the valuation process is contained in Note 2 of Notes to Financial Statements of the Account. Such note is incorporated herein by reference.

    No provision for State or Federal income taxes has been made for N/S Associates or Monmouth Associates as the liability for such taxes, if any, is expected to be that of the venture partners rather than the venture. 1225 Investment Corporation has elected and qualifies to be treated as a real estate investment trust for Federal income tax purposes. The Corporation had no Federal income tax liabilities for taxable years ended December 31, 1994, 1993 and 1992.

    Maintenance and repair expenses are charged to operations as incurred. Significant costs of physical improvements are capitalized as part of investments in real estate.

    Fixed rental income is recorded when the obligation for the payment of rent is incurred according to the terms of the lease agreements.
PAGE 42
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

      Notes to Combined Financial Statements - (Continued)


    Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1994 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The ventures believe the carrying amount of its current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the ventures' other instruments. Based upon estimates of current market rates for debt with similar terms, the ventures discounted the scheduled loan payments to maturity. Based upon this calculation, the ventures believe that the carrying value of the mortgage notes payable approximate market value.

     Certain reclassifications have been made to the 1993 and 1992 financial statements to conform with the 1994 presentation.

(2) Venture Agreements

    A description of the venture agreements are contained in Note 4 of Notes to Financial Statements of the Account for the year ended December 31, 1994. Such note is incorporated herein by reference.

(3) Mortgage Notes Payable

    Mortgage notes payable consist of the following at December 31, 1994 and 1993:

                                                                          1994            1993
9.125% mortgage note due January 1, 2008 secured by Northridge
 Mall; payable  in monthly installments of principal and
 interest of $165,000, reference is made to Note 6 (a)                 $15,058,000      15,631,000

10% mortgage note due October 1, 2012, secured by Northridge
 Mall; payable in monthly installments of principal and interest of
 $4,000, reference is made to Note 6 (a)                                   365,000         371,000

8.42% mortgage note due October 1, 2001, secured by Southridge
 Mall; payable in monthly installments of principal and interest of
 $158,000, reference is made to Note 6 (a)                              15,506,000      16,075,000

6.5% mortgage note, due March 1, 1998, secured by 1225
 Connecticut Avenue; payable in monthly installments of
 $35,000 (including interest); in January 1994 the principal
 balance was refinanced                                                      --          1,695,000

6.98% mortgage note, due February 1, 2001, secured by 1225
Connecticut Avenue; interest only, payable monthly                       7,000,000           --

           Total mortgage notes payable                                $37,929,000      33,772,000
/TABLE

                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

      Notes to Combined Financial Statements - (Continued)


    Five year maturities of mortgage notes payable are as follows:

             1995          $1,254,000
             1996           1,369,000
             1997           1,494,000
             1998           1,631,000
             1999           1,780,000


(4) Leases - As Property Lessor

    The venture has determined that all leases relating to the two retail properties and the office building are properly classified as operating leases; therefore, rental income is reported when earned. Leases with tenants range in term from one to thirty-two years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, substantially all retail leases provide for additional rent based upon percentage of tenants' sale volumes over certain specified amounts.

    Minimum lease payments to be received in the future under the above operating lease agreements, are as follows:

             1995            $20,046,882
             1996             19,281,728
             1997             17,960,772
             1998             16,005,720
             1999             14,154,051
             Thereafter       61,845,875

                             149,295,028

    Contingent rent (based on sales by property tenants) from the retail investments included in rental income is $1,010,000, $1,000,000 and $2,224,000 in 1994, 1993 and 1992, respectively.

    Monmouth Associates entered into an agreement whereby the land underlying the Monmouth shopping center is leased under a long-term ground lease. The long-term ground lease, which has a term of 75 years, provides for monthly base rent aggregating $780,000 per annum for the first two lease years, $1,040,000 per annum for the third lease year, and $650,000 per annum for each lease year thereafter.

(5) Related Party Transactions

    NS Associates has entered into a management agreement with JMB Retail Properties Company, (the "Retail Manager"). The Retail
Manager is entitled to receive a fee of 3.75% of gross receipts from the operations of the Malls. Management fees earned by the Retail PAGE 44
                     IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

      Notes to Combined Financial Statements - (Continued)


Manager are included in property operating expenses and aggregated approximately $1,266,000 and $1,186,000 for the periods ended
December 31, 1994 and 1993, respectively.

    1225 Investment Corporation had entered into a management agreement with JMB Properties Company. During December 1994, JMB Properties Company assigned the management agreement to Heitman Washington D.C. Properties, Ltd. ("Office Manager"). The Office Manager is entitled to receive a fee of 2.5% of gross receipts from the operations of the Property. Management fees earned by the Office Manager are included in property operating expenses and aggregated approximately $196,000 and $176,000 for the years ended December 31, 1994 and 1993, respectively.

(6) Subsequent Events

    (a) NS Associates

        On February 1, 1995, NS Associates refinanced the existing mortgage note on Southridge Mall. The new mortgage note is in the amount of $35,000,000 and was used to retire the existing mortgage notes at Southridge and Northridge Malls. The new mortgage note secured by Southridge Mall bears interest at 8.35% per annum and provides for interest only payments until maturity in 2002.

        On February 28, 1995, the Trustees authorized and paid a cash distribution to the partners aggregating $4,000,000. Each partner received its proportionate share based on its respective ownership percentage.

    (b) 1225 Investment Corporation

        In February 1995, 1225 Investment Corporation paid a dividend of $1,125,000 ($20 per share) to the shareholders of record as of December 31, 1994.
PAGE 45

Schedule III

                             IDS LIFE ACCOUNT RE of
                           IDS LIFE INSURANCE COMPANY
                               Monmouth Associates
                Unconsolidated Joint Venture of IDS Life Account RE
                 Participation in Mortgage Loan on Real Estate and
                   Interest Earned on Participation in Mortgage

                               December 31, 1994



                           Part 1 - Participation in Mortgage           Part 2 - Interest Earned on
                          Loan on Real Estate at Close of Year         on Participation in Mortgage

Liens on Shopping Center:
                                      Principal unpaid    Amount of        Interest due
  Monmouth Mall          Carrying         at close      mortgage being     & accrued at      Interest
Eatontown, New Jersey    Amount (A)       of period       foreclosed      end of period    Income Earned
       1994            $ 119,154,000  $ 141,056,000       $    --         $  3,960,000     $  7,641,000

       1993            $ 119,650,000  $ 132,338,000       $    --         $  3,437,000     $  7,166,000

       1992            $ 119,650,000  $ 130,688,000       $    --         $  3,028,000     $  7,964,000







(A) - Reconciliation of the carrying value of the participation in the mortgage loan:

                                                             1994              1993              1992

      Balance at the beginning of year...........       $ 119,650,000     $ 119,650,000     $ 118,000,000

      Changes during year:
        Additional fundings......................           9,318,000                --         1,650,000
        Unrealized depreciation..................          (9,814,000)               --                --

      Balance at end of year.....................       $ 119,154,000     $ 119,650,000     $ 119,650,000

Schedule IV
                       IDS LIFE ACCOUNT RE of
                     IDS LIFE INSURANCE COMPANY
 N/S Associates, Monmouth Associates and 1225 Investment Corporation
        Unconsolidated Joint Ventures of IDS Life Account RE

            Combined Real Estate Owned and Rental Income

                         December 31, 1994


                               Part 1 - Real Estate Owned at End of Year (C)
                                                                                            Amount at
                                                          Cost of           Unrealized     which carried
                         Amount of                      improvements,      Appreciation     at close of
                       encumbrances   Initial Cost           etc.         (Depreciation)   period (A)(B)
Retail properties:
Northridge Mall,
 Milwaukee, WI         $ 15,423,000   $108,107,000      $ 13,618,000      $(56,725,000)    $ 65,000,000
Southridge Mall,
 Greendale, WI         $ 15,506,000   $115,401,000      $ 14,351,000      $ (6,252,000)    $123,500,000
Office Building:
 1225 Connecticut Ave.,
  Washington, D.C.     $  7,000,000   $ 54,775,000      $  6,298,000      $ (8,073,000)    $ 53,000,000
Ground Lease:
 Monmouth Mall,
  Eatontown, NJ        $         --   $ 13,000,000      $         --      $         --     $ 13,000,000
                       $ 37,929,000   $291,283,000      $ 34,267,000      $(71,050,000)    $254,500,000



                                 Part 2 - Rental Income

                                       Rents due
                                      and accrued
                                       at end of
                                         period
Retail Properties:
 Northridge Mall,
  Milwaukee, WI                        $   403,000
 Southridge Mall,
  Greendale, WI                        $ 1,682,000
 Office Building:
  1225 Connecticut Ave.,
   Washington, D.C.                    $    51,000
 Ground Lease:
  Monmouth Mall,
   Eatontown, NJ                       $        --
                                       $ 2,136,000



(A)   The aggregate cost of real estate owned at December 31, 1994 for Federal Income tax purposes was approximately $325,380,000.

(B)   Reconciliation of real estate owned:

                                                            1994               1993            1992

      Balance at the beginning of period..........      $272,660,000      $279,726,000     $313,990,000

      Additions (deductions), including
        unrealized depreciation...................       (18,160,000)       (7,066,000)     (34,264,000)

      Balance at end of year......................      $254,500,000      $272,660,000     $279,726,000

(C) - Reconciliation for depreciation is not applicable as real estate owned is stated at estimated market value.
/TABLE

PAGE 47
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Account has no directors or officers. The directors and principal executive officers of IDS Life Insurance Company are listed below.

  Louis C. Fornetti, 45: Director, IDS Life, since March 1994;
  Senior Vice President and Director, American Express Financial
  Corporation (AEFC), since February 1985.

  David R. Hubers, 52: Director, IDS Life, since September 1989; President and Chief Executive Officer, AEFC, since August 1993, and Director since January 1984. Senior Vice President, Finance and Chief Financial Officer, AEFC, from January 1984 to August 1993.

  Richard W. Kling, 54: Director, IDS Life, since February 1984; President, IDS Life, since March 1994; Executive Vice President, Marketing and Products, from January 1988 to March 1994. Senior Vice President, AEFC, since May 1994. Director of IDS Life Series Fund, Inc. and manager of IDS Life Variable Annuity Funds A & B.

  Paul F. Kolkman, 48: Director, IDS Life, since May 1984;
  Executive Vice President, IDS Life, since March 1994; Vice
  President, Finance, IDS Life from May 1984 to March 1994; Vice
  President, AEFC, since January 1987.

  Peter A. Lefferts, 53: Director and Executive Vice President,
  Marketing since March 1994; Senior Vice President and Director,
  AEFC, since February 1986.

  Janis E. Miller, 43: Director and Executive Vice President, Variable Assets since March 1994; Vice President, AEFC, since June 1990; Director, Mutual Funds Product Development and Marketing, AEFC, from May 1987 to May 1990. Director of IDS Life Series Fund, Inc. and manager of IDS Life Variable Annuity Funds A and B.

  James A. Mitchell, 53: Chairman of the Board since March 1994; Chief Executive Officer since November 1986; President from July 1984 to March 1994; Executive Vice President, AEFC, since March 1994; Director, AEFC, since July 1984; Senior Vice President, AEFC, from July 1984 to March 1994.

  Barry J. Murphy, 44: Director and Executive Vice President, Client Service since March 1994; Senior Vice President, Operations, Travel Related Services (TRS) a subsidiary of American Express Company, since July 1992; Vice President, TRS, from November 1989 to July 1992; Chief Operating Officer, TRS, from March 1988 to November 1989.
PAGE 48
  Stuart A. Sedlacek, 37: Director and Executive Vice President, Assured Assets since March 1994; Vice President, AEFC, since September 1988.

  Melinda S. Urion, 41: Director and Controller, IDS Life, since September 1991; Executive Vice President since March 1994; Vice President and Treasurer from September 1991 to March 1994; Corporate Controller, AEFC, since April 1994; Vice President, AEFC, since September 1991; Chief Accounting Officer, AEFC, from July 1988 to September 1991.

  Morris Goodwin Jr., 43: Vice President and Treasurer since March 1994; Vice President and Corporate Treasurer, AEFC, since July
  1989; Chief Financial Officer and Treasurer, American Express
  Trust Company, from January 1988 to July 1989.

  William A. Stoltzmann, 46: Vice President, General Counsel and
  Secretary since 1985.



The directors, executive officers and certain other offices of JMB Realty Corporation (JMB), the managing partner of the Investment Adviser, are listed below. Many of such persons are also officers and/or directors of numerous affiliated companies of JMB and/or partners of certain partnerships (herein collectively referred to as the Associate Partnerships) which are partners, directly or indirectly, in publicly offered real estate limited partnerships sponsored by JMB.

  Judd D. Malkin, 57, Chairman and Director of JMB, is a director of Urban Shopping Centers, Inc., an affiliate of JMB engaged in the business of owning, managing and developing shopping centers, an officer and/or director of various other JMB affiliates and a partner of the Associate Partnerships. Until December 1994, he was also a Trustee of JMB Group Trust I, JMB Group Trust II, JMB Group Trust III, JMB Group Trust IV and JMB Group Trust V, which until that time had been advised by an affiliate of the Investment Adviser. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin also is a Director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

  Neil G. Bluhm, 57, President and Director of JMB, is a director of Urban Shopping Centers, Inc., an affiliate of JMB engaged in the business of owning, managing and developing shopping centers, an officer and/or director of various other JMB affiliates and a partner of the Associate Partnerships. Until December 1994, he was also a Trustee of JMB Group Trust I, JMB Group Trust II, JMB Group Trust III, JMB Group Trust IV and JMB Group Trust V, which until that time has been advised by an affiliate of the Investment Adviser. Mr. Bluhm has been associated with JMB since August 1970. He is a member of the Bar of the State of Illinois and is a Certified Public Accountant.

  Burton E. Glazov, 56, Director of JMB, was until December 1990 also Executive Vice President of JMB. Mr. Glazov has been associated with JMB since June 1971. He is member of the Bar of the State of Illinois and is a Certified Public Accountant.
PAGE 49
  Stuart C. Nathan, 53, Executive Vice President and Director of JMB, is an officer and/or director of various JMB affiliates and
  a  partner of the Associate Partnerships.   Mr. Nathan has been
  associated with JMB since July 1972. He is also a director of Sportmart Inc., a retailer of sporting goods. He is member of the Bar of the State of Illinois.

  John G. Schreiber, 48, Director of JMB, is also a director of Urban Shopping Centers, Inc., an affiliate of JMB engaged in the business of owning, managing and developing shopping centers, and was, until December 1990, Executive Vice President of JMB.
  Mr. Schreiber has been associated with JMB since December 1970. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P.
  Mr. Schreiber also serves as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a master's degree in business administration from the Harvard University
  Graduate School of Business.

  A. Lee Sacks, 61, Director of JMB, is President and Director of
  JMB Insurance Agency, Inc. and a partner of various Associate
  Partnerships.  Mr. Sacks has been associated with JMB since
  December 1972.

  H. Rigel Barber, 46, Chief Executive Officer and Executive Vice President of JMB, is an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Barber has been associated with JMB since March 1982. He holds a law degree from the Northwestern University Law School and is a member of the Bar of the State of Illinois.

  Ira J. Schulman, 43, Executive Vice President of JMB, is an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Schulman has been associated with JMB since February 1983. He holds a master's degree in business administration from the University of Pittsburgh.

  Gary Nickele, 42, Executive Vice President and General Counsel of JMB, is an officer and/or director of various JMB affiliates and a partner of various Associate Partnerships. Mr. Nickele has been associated with JMB since February 1984. He holds a law degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

  Jeffrey R. Rosenthal, 44, Chief Financial Officer and Managing Director -- Corporate of JMB, is an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Rosenthal has been associated with JMB since December 1987. He is a Certified Public Accountant.

  Glenn E. Emig, age 47, Executive Vice President and Chief
  Operating Officer of JMB, is an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Emig has
PAGE 50
  been associated with JMB since December 1979. He holds a master's degree in business administration from the Harvard
  University Graduate School of Business.

  Douglas Cameron, age 45, Executive Vice President of JMB, is an officer of various JMB affiliates and a partner of various
  Associate Partnerships. Mr. Cameron has been associated with JMB since April 1977. He holds a master's degree in business administration from the University of Southern California.

Item 11. EXECUTIVE COMPENSATION

Not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

IDS Life purchased the initial 200,000 units of the Account at $1.00 per unit. Such units held by IDS Life were redeemed in April 1990 at the then current accumulation unit value.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Account incurred asset management fees for the year ended December 31, 1994 of $765,557 of which $614,775 was paid to the Investment Adviser and the remainder to IDS Life. Asset management fees incurred for the year ended December 31, 1993 was $773,849, of which $609,074 was paid to the Investment Adviser and the remainder to IDS Life.

For the years ended December 31, 1994 and 1993, IDS Life was paid or reimbursed $502,607 and $549,250, respectively, for mortality and expense risk fee and $51,225 and $83,122, respectively, for personnel related expenses incurred in the administration of the Account.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

   (A.1) See Item 8 for required financial statements.

   (A.2) See Item 8 for required financial statements schedules.

   (B)   Report on Form 8-K.

         No reports on Form 8-K were required by the Registrant during the year ended December 31, 1994.

         No annual report for the fiscal year 1994 or proxy material for the current year has been distributed to the contract owners as of March 31, 1995. An annual report for the period ending December 31, 1994 will be distributed to contract owners subsequent to this filing, and copies of such annual report will be furnished to the Securities and Exchange Commission at such time.

PAGE 51
   (C)   Exhibits.

          3.1 Copy of Articles of Incorporation of IDS Life
              Insurance Company are hereby incorporated herein by reference to Exhibit A(6)(b) to Form N-8B-2, File
              Number 2-97637, filed April 28, 1986.

          3.2 Copy of By-laws of IDS Life Insurance Company are hereby incorporated herein by reference to Exhibit
              A(6)(b) to Form N-8b-2, File Number 2-97637, filed
              April 28, 1986.

          3.3 Copy of Resolution of the Board of Directors of IDS
              Life Insurance Company establishing IDS Life
              Account RE is hereby incorporated herein by reference to Exhibit 3.3 to the Account's Form S-1,
              File Number 33-13375, filed April 13, 1987.

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

          4.3 Copy of the line of credit agreement, dated
              March 30, 1994 between IDS Life and the Account
              (including a copy of the executed promissory note, dated March 30, 1994), filed April 5, 1994.

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

         10.3 Copy of N/S Associates Joint Venture Agreement together with certain documents relating to the purchase of an interest in Southridge Mall is hereby incorporated herein by reference to
              Exhibit 10.3 to Form S-1 (as amended), File
              Number 33-13375, filed April 29, 1988.
PAGE 52
         10.4 Copy of Commitment Letter relating to the funding of a participating mortgage loan secured by Riverpoint Center is hereby incorporated herein by reference to Exhibit 10.4 to Form S-1 (as amended), File Number 33-13375, filed October 11, 1988.

         10.5 Copy of Amended and Restated Articles of
              Partnership of Monmouth Associates are hereby incorporated herein by reference to Exhibit 10.5 to the Account's Form S-1 (as amended), File Number
              33-13375, filed April 12, 1990.

       10.5.1 Copy of Amended and Restated Articles of
              Partnership of Monmouth Associates are hereby incorporated herein by reference to Exhibit 10.5.2 to the Account's Form S-1 (as amended), File
              Number 33-13375, filed April 12, 1990.

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

         21.1 Copy of list of Subsidiaries of IDS Life Insurance
              Company is hereby incorporated herein by reference to Exhibit 22.1 to the Account's Form S-1, File
              Number 33-13375, filed April 13, 1987.

         27.1 Financial Data Schedule of the Account for the period ended December 31, 1994 is filed herewith.

         99.1 Copy of description of surrenders, withdrawals and transfers from pages 62 to 64 and 67 to 68 of the Account's prospectus included in its Form S-1 (as amended), File Number 33-13375, filed March 31, 1995 is filed herewith.

         99.2 Copy of description of the Account's real estate related investments from pages 20 to 44 of the Account's prospectus included in Form S-1 (as amended), File Number 33-13375 filed March 31, 1995 is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers of IDS Life Insurance Company, thereunto duly authorized.

        IDS LIFE ACCOUNT RE of IDS LIFE INSURANCE COMPANY


                                           Registrant

     March 30, 1995       By   /S/ James A. Mitchell
         Date                  James A. Mitchell, Chairman of the
                       Board and Chief Executive Officer

     March 30, 1995       By   /S/ Melinda S. Urion
         Date                  Melinda S. Urion, Executive Vice
                                President and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     March 30, 1995       By   /S/ David R. Hubers
Date                  David R. Hubers, Director


     March 30, 1995       By   /S/ Richard W. Kling
Date                  Richard W. Kling, President


     March 30, 1995       By   /S/ Paul F. Kolkman
         Date                  Paul F. Kolkman, Executive
                                Vice President


     March 30, 1995       By   /S/ Janis E. Miller
Date                  Janis E. Miller, Executive
                                Vice President, Variable Assets


     March 30, 1995       By   /S/ James A. Mitchell
Date                  James A. Mitchell, Chairman of the
                                Board and Chief Executive Officer


     March 30, 1995       By   /S/ Melinda S. Urion
Date                  Melinda S. Urion, Executive Vice
                                President and Controller