Form 10-Q
period 1995-03-31
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1995-05-15
CIK 812563

PAGE 1
                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C.  20549

                                              FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1995.

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



                  PART 1 - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

PAGE 3
                            IDS LIFE ACCOUNT RE
                                     of
                         IDS LIFE INSURANCE COMPANY

                               BALANCE SHEETS


                                                                     March 31,        December 31,
                                                                       1995              1994
                                                                    (unaudited)


    Assets:
     Cash                                                          $   358,359       $   204,859
     Receivable from IDS Life for contracts sold                           625             5,225
     Investments in unconsolidated joint ventures,
       at fair value (cost of $35,109,603 and
       $34,753,104 at Mar. 31, 1995 and
       December 31, 1994, respectively)                             27,398,375        27,044,876
     Participation in mortgage loan, at fair
       value (cost of $3,047,188 at Mar. 31, 1995
       and December 31, 1994)                                        2,988,792         2,994,023
     Accrued interest on participation in mortgage loan                    729                --
     Investment in wholly-owned real estate
      property:
       Building, at fair value (cost of $14,021,215
         and $14,010,548 at Mar. 31, 1995 and
         December 31, 1994, respectively)                           12,127,450        12,077,794
       Land, at fair value (cost of $3,915,263
         at Mar. 31, 1995 and December 31, 1994)                     3,915,263         3,915,263
       Deferred borrowing costs, net of accumulated
         amortization of $138,189 and $131,726 at
         Mar. 31, 1995 and December 31, 1994, respectively              43,268            49,730
     Other assets                                                       29,306            34,507
Total assets                                                       $46,862,167       $46,326,277

    Liabilities:
     Payable to IDS Life for:
       Operating expenses                                          $    55,428       $    58,400
       Contract terminations                                            63,911            10,139
       Revolving loan-principal                                      3,700,000         2,100,000
       Revolving loan-interest                                          17,251             9,224
     Accrued mortality and expense risk fee                             39,010            40,136
     Accrued asset management fee                                       48,763            50,171
     Liabilities related to wholly-owned
      real estate property:
       Accounts payable and other liabilities                          254,890           212,197
       Accrued real estate taxes                                        49,530                --
       Mortgage payable                                              7,832,515         7,852,279

         Total liabilities                                          12,061,298        10,332,546


    Contract Owners' Equity:
     Net assets applicable to Variable Annuity
       contracts in accumulation period                            $34,800,869       $35,993,731


    Accumulation units outstanding                                  32,763,460        34,238,180

    Net asset value per accumulation unit                          $      1.06       $      1.05



    See accompanying notes to financial statements.

 PAGE 4
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS
                                (unaudited)


                                                                      For the three months ended

                                                                      March 31,         March 31,
                                                                        1995              1994

    Income:
     Interest income                                               $    66,322       $    80,817
     Account's equity in earnings of
       unconsolidated joint ventures                                   540,547           470,052
     Rental income                                                     574,678           563,870
     Unrealized (depreciation) appreciation of
       participation in mortgage loan                                   (5,231)              892
     Unrealized appreciation of investment in
       wholly-owned real estate property                                44,889                --

         Total income                                                1,221,205         1,115,631


    Expenses:
     Asset management fee                                              144,635           160,067
     Mortality and expense risk fee                                    115,708           128,054
     Amortization of deferred organizational
       and borrowing costs                                               6,463             6,392
     Revolving loan interest                                            43,195                --
     Other operating expenses                                           18,893            28,849
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                        186,179           187,978
       Utilities                                                        74,782            73,069
       Repairs and maintenance                                          41,512            28,591
       Property and other taxes                                         49,530            49,531
       Salaries                                                         36,706            51,146
       Management fees                                                  29,092            27,971
       Other                                                            45,376            54,708

         Total expenses                                                792,071           796,356


    Net income                                                     $   429,134       $   319,275


    See accompanying notes to financial statements.

   PAGE 5
                              IDS LIFE ACCOUNT RE
                                      of
                           IDS LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                      For the three months ended


                                                                     March 31,         March 31,
                                                                       1995              1994




    Cash flows from operating activities:
     Net Income                                                    $   429,134       $   319,275

     Adjustments to reconcile net income to net cash
     used in operating activities:
       Account's equity in earnings of unconsolidated
         joint ventures                                               (540,547)         (470,052)
       Change in accrued interest on participation
         in mortgage loan                                                 (729)               --
       Amortization of organizational and borrowing cost                 6,462             6,392
       Change in unrealized depreciation (appreciation) of
         participation in mortgage loan                                  5,231              (892)
       Change in unrealized (appreciation) of investment
         in wholly-owned real estate property                          (44,889)               --
       Change in other assets                                            5,201             7,779
       Change in payable to IDS Life for operating expenses             (2,972)           24,753
       Change in accrued mortality and expense risk fee                 (1,126)             (752)
       Change in accrued asset management fee                           (1,408)             (940)
       Change in payables and other liabilities related
         to wholly-owned real estate property                           92,223            41,651

           Total adjustments to net income                            (482,554)         (392,061)

           Net cash provided by (used in) operating activities         (53,420)          (72,786)


    Cash flows from investing activities:
     Net sales of short-term securities                                     --         1,401,276
     Capital improvements to wholly-owned real estate property          (4,767)               --
     Distributions received from joint ventures                        420,543           442,710

           Net cash provided by investing activities                   415,776         1,843,986

    Cash flows from financing activities:
     Proceeds from sales of contracts                                  171,498           587,099
     Payments for contract terminations                             (1,735,122)       (2,152,242)
     Decrease in mortgage payable                                      (19,764)          (17,979)
     Change in payable to IDS Life for revolving loan                1,600,000                --
     Change in payable to IDS Life for revolving loan interest           8,027                --
     Contributions to Monmouth renovation-joint venture               (233,495)               --

           Net cash used in financing activities                      (208,856)       (1,583,122)

    Net increase in cash                                               153,500           188,078
    Balance of cash at beginning of year                               204,859           171,242

    Balance of cash at end of period                               $   358,359       $   359,320


    Supplemental cash flow disclosure:
     Cash paid for mortgage interest &
      revolving loan interest                                      $   299,374       $   187,978



    See accompanying notes to financial statements.

PAGE 6
                                 IDS LIFE ACCOUNT RE
                                         of
                             IDS LIFE INSURANCE COMPANY

                                   March 31, 1995

                            NOTES TO FINANCIAL STATEMENTS
                                     (unaudited)

1.      GENERAL

        In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of March 31, 1995 and December 31, 1993; statements of operations for the three months ended March 31, 1995 and 1994; and the statement of cash flows for the three months ended March 31, 1995 and 1994. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1994 and the notes thereto contained in the Account's prospectus dated April 28, 1995. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results expected for the full year.


2.      INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

        Unconsolidated Joint Ventures - Summary Information

        Summary information for the Account of its investments in unconsolidated joint ventures for the three months ended
        March 31, 1995 and 1994 is as follows:

                                       For the three months ended
                                                March 31
                                            1995        1994

      Account's share of net
       investment income from
       unconsolidated joint ventures   $   540,547   $   470,052

      Total net investment income of
       unconsolidated joint ventures   $ 7,175,644   $ 5,845,767

      Total income of unconsolidated
       joint ventures                  $11,426,000   $11,116,205

PAGE 7
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations

For the Three Months Ended March 31, 1995 Compared to the Three
Months Ended March 31, 1994 -

Net assets decreased from $35,993,731 at December 31, 1994 to $34,800,869 at March 31, 1995. During this same time period, the accumulation unit value increased from $1.05 to $1.06. The Account experienced net terminations amounting to $1,563,624 for the three months ended March 31, 1995 compared to $1,565,143 for the three months ended March 31, 1994.

Net income for the three months ended March 31, 1995 was $429,134 compared to $319,275 for the three months ended March 31, 1994. The increase was primarily due to higher recorded equity in earnings of unconsolidated joint ventures, unrealized appreciation of investment in wholly-owned real property and lower asset management fees, partially offset by revolving loan interest, as more fully discussed below.

Interest income for the three months ended March 31, 1995 represents income earned on the Account's investment in the participation in a mortgage loan. Income generated from participation in the mortgage loan remained relatively unchanged compared to the corresponding period in 1994. Interest income for the three months ended March 31, 1994 also includes interest earned on short-term investments of approximately $1,092,373.

For the three months ended March 31, 1995, the Account's equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $540,547, which was an increase from $470,052 for the three months ended March 31, 1994. The difference is primarily due to the timing of certain adjustments in the income and expense of the unconsolidated joint ventures, including the recognition in the first quarter of 1995 of income attributable to certain lease termination fees received by N/S Associates in the prior quarter. The amounts attributable to these adjustments more than offset the decline in the Account's equity in earnings of 1225 Connecticut attributable to the rent credit allowed Ernst & Young for its fourth floor space commencing at the beginning of this year for a twenty-one month period.

In addition, the Account generated rental income of $574,678 for the three months ended March 31, 1995 from it's wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $563,870 for the three months ended March 31, 1994. Expenses related to the wholly-owned real estate investment totaled $463,177 for the three months ended March 31, 1995 compared to $472,994 for the corresponding period in 1994.

For the three months ended March 31, 1995, the Account recognized net unrealized depreciation of participation in mortgage loan of PAGE 8
$5,231 and net unrealized appreciation on its investment in wholly-owned real estate property of $44,889 due to a reduction in estimated capital expenditures to be required in future years at the property.

The Abraham & Straus store at Monmouth Mall has been converted to a Stern's store. Monmouth Associates may provide additional financing to the borrower/lessee to pay future costs necessary for a long-term solution for a replacement department store tenant at Monmouth Mall.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over the past three years. Compounding the problem of declining sales are the high operating costs for tenants at the mall due to high real estate taxes. Occupancy has also been affected by tenant bankruptcies during 1993 and 1994. As of March 31, 1995, occupancy of the mall shops was approximately 77%, including temporary tenants under short term leases.

To counter the negative perception of Northridge Mall, N/S Associates has implemented certain capital improvements and operational programs to improve the shopping center's safety and appearance, as well as instituted certain marketing efforts to enhance its image. However, elimination of the negative perception is expected to take some time. In addition, N/S Associates is seeking to increase occupancy at the shopping center by aggressively marketing space for new and renewal tenants through leasing incentives, as well as continuing to cooperate with existing tenants who need short-term rent reductions in order to retain occupancy of their space. Part of the leasing strategy includes targeting certain well-recognized retailers as a group that would become tenants at the shopping center. It is expected that the draw of this group of tenants would help the shopping center gain leasing momentum and aid in future leasing efforts.

Kohl's Department Store, a successful tenant occupying approximately 66,000 square feet of space at Southridge Mall, has approached N/S Associates regarding an expansion of its tenant space and a reduction in its overall leasing costs. Although the current lease for Kohl's Department Store does not expire until 2001, N/S Associates believes that Kohl's continued occupancy on a long-term basis is important for the shopping center. It is expected that the proposed lease amendment with Kohl's Department Store, if executed, would cause a decline in the current value of Southridge Mall due to the loss of rental income but should help to stabilize the shopping center on a long-term basis by ensuring the occupancy of Kohl's Department Store and therefore its continued contribution to customer traffic. As of March 31, 1995, occupancy of the portion of Southridge Mall owned by N/S Associates was approximately 91 percent.

The Account paid asset management and mortality expense risk fees of $260,343 and $288,121 for the three months ended March 31, 1995 and 1994, respectively. The decrease in fees reflects a decrease in the assets of the Account.
PAGE 9
Liquidity and Capital Resources

For the Three Months Ended March 31, 1995 Compared to the Three
Months Ended March 31, 1994 -

At March 31, 1995, the Account had cash of approximately $358,000 as compared to approximately $205,000 at December 31, 1994. The Account financed a portion of the net contract terminations during the first quarter of 1995 through borrowings under its line of credit from IDS Life, discussed below. The Account has experienced net contract terminations in each of the last 14 quarters.

The liquidity requirements of the Account have generally been met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income, proceeds from sales of contracts, and borrowings under the line of credit from IDS Life discussed below. The primary uses of funds currently are expected to be for property operating expenses, asset management and mortality and expense risk fees, payments for contract terminations and contributions to pay the Account's share of the financing of the Monmouth Mall renovation discussed below.

In March 1994, the Account obtained a revolving line of credit for up to $10 million from IDS Life to pay for contract surrenders and other obligations under the contracts. The line of credit is for a one-year term and is automatically renewed at each anniversary for an additional one-year term subject to termination by one party giving 30 days' prior written notice of termination to the other party. Borrowings under the line of credit must be made in increments (or multiples) of $100,000. Outstanding borrowings under the line of credit bear interest at a floating rate equal to the 30-day London Interbank Offered Rate (LIBOR), adjusted on a monthly basis. The line of credit requires monthly payments of interest only until the earlier of maturity or termination of the line of credit, when the entire outstanding principal plus any accrued and unpaid interest on the line of credit will be due and payable. Outstanding principal may be repaid in whole or in part in increments (or multiples) of $100,000, together with any accrued and unpaid interest thereon, at any time without premium or penalty. Borrowings under the line of credit are generally unsecured, although IDS Life will have a right to set off against any deposits or credits of the Account held by IDS Life for outstanding borrowings. As of May 3, 1995, $4,600,000 was outstanding under the line of credit. The proceeds of these borrowings were used to pay contract terminations.

Effective May 1, 1995, new contract sales of the Account were discontinued. Additional purchase payments will continue to be accepted for existing contracts in amounts specified in the Account's prospectus, whether by means of the previously established bank authorizations or otherwise. Existing contracts will also continue to be serviced and surrender requests will be honored.

IDS Life Insurance Company (IDS Life) will purchase accumulation units in order to maintain the Account and to increase its PAGE 10 liquidity. IDS Life will make these payments so that no contract holder is disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life makes into the Account will be used to pay off the amount that the Account has borrowed under its revolving line of credit. Thereafter, IDS Life will make additional payments into the Account for accumulation units as needed in order to fund all of the Account's obligations under the contracts such as paying death benefits and surrenders.

By purchasing accumulation units, IDS Life will have an ownership interest in the Account. Since IDS Life will not actually purchase a contract, it will not be subject to surrender charges. However, IDS Life, as holder of accumulation units, will participate in the increase or decrease in the value of the Account's investments just as other owners of accumulation units do. IDS Life may realize a gain or loss on its accumulation units when redeemed.

IDS Life currently expects to hold the accumulation units it purchases until the surrender of all outstanding contracts or until the Account's liquidity improves (through, for example, one or more sales of real estate related investments) thereby permitting the Account to satisfy its anticipated contract obligations. Because IDS Life may purchase a significant amount of accumulation units, IDS Life may be subject to certain conflicts of interest it would not otherwise have if it had not purchased such accumulation units, including, among other things, a conflict in approving periodic valuations of real estate investments made by the Investment Adviser.

Since the Account has experienced substantial net contract terminations over the past several years, the Account does not intend to acquire additional real estate related investments. Further, the Account intends to liquidate the real estate related investments that it currently holds when it becomes advantageous or necessary to do so. To the extent funds of the Account are not used to pay obligations of the Account, including those under existing contracts, or the redemption of accumulation units purchased by IDS Life, such funds will be invested in short-term debt instruments and possibly intermediate-term bonds with maturities of up to five years.

Distributions received from joint ventures decreased by $22,167 for the three months ended March 31, 1995 as compared to 1994. The decrease was primarily due to the reduction in distributions from Monmouth Associates, which has used its cash reserves and cash flow to provide funds for the initial draw downs under its renovation loan, as discussed below. It is expected that Monmouth Associates will continue to use its cash flow, to the extent available, to fund amounts which are drawn down under the renovation loan, which closed in May 1994.

The estimated cost of the renovation of Monmouth Mall is $28,500,000, including any accrued interest on the renovation loan added to principal. Through March 31, 1995, Monmouth Associates had funded approximately $12 million, and these fundings were made from cash reserves held by Monmouth Associates, cash flow from PAGE 11 interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners in January 1995. Some of the remaining draw downs under the renovation loan are to be funded by additional capital contributions. Based upon Monmouth Associates' current estimated cash flow and its anticipated fundings of other loans discussed below, the aggregate amount of these capital contributions is expected to be up to approximately $10,430,000, made to Monmouth Associates by its joint venture partners pro rata based upon their respective interests, including approximately $5,100,000 made through April 1995. Based upon its 6.97% interest in Monmouth Associates, the Account's share of the additional capital contributions is expected to be up to approximately $727,000. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement of a department store tenant at Monmouth Mall.
However, it is not currently expected that this would occur during 1995.

Until the Monmouth renovation is finished, currently anticipated to be in the fourth quarter of 1995, it is expected that there will be lower than normal occupancy at the shopping center. The occupancy of mall shops and outparcel space at the shopping center as of March 31, 1994 was approximately 64 percent. However, the mall shops and outparcel space are approximately 82 percent leased, including leases whose terms will commence after renovation of the tenant space permits occupancy.

The Account has a loan outstanding in the principal amount of approximately $7,833,000 as of March 31, 1995, secured by its wholly-owned real estate investment, West Springfield Terrace Apartments. The loan has an original term of seven years and bears interest at a rate of 9.5 percent per annum. The loan requires monthly payments of principal and interest aggregating $824,000 per annum until November of 1996 when the remaining principal balance of approximately $7,704,000 and any accrued and unpaid interest will be due and payable. For 1995, approximately $119,000 has been budgeted for painting, carpet replacement and other capital costs at the apartment complex.

N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of such asbestos removal generally will be provided out of cash flows from the properties.

It is currently anticipated that capital expenditures for Northridge and Southridge Malls in 1995, including tenant improvements, asbestos abatement and completion of the partial roof replacement at Northridge Mall will be approximately $3,700,000, a decrease of approximately $200,000 from the amount previously budgeted. The decrease is due to an estimated reduction in asbestos abatement costs for 1995 as a result of new tenants occupying already abated space or taking space "as is" without abatement.
PAGE 12
In February 1995, N/S Associates obtained a loan from an institutional lender in the principal amount of $35 million to refinance the previous mortgage loan secured by Southridge Mall. Proceeds from the new loan were also used to repay the two mortgage loans secured by Northridge Mall. The remaining net refinancing proceeds are expected to be used to pay approximately $2.9 million of the tenant improvement and other capital costs currently expected to be incurred for Northridge and Southridge Malls during 1995. The new loan has a term of seven years, bears interest at
8.35 percent per annum and requires monthly payments of interest only prior to maturity. The new loan is expected to result in a cash flow savings since the current constants on the previous mortgage loans averaged approximately 12 percent.

Carson Pirie Scott & Co., which owns a Boston Store at each of Northridge and Southridge Malls, has made a bid to acquire Younkers, which also has department stores at those shopping centers. If it were to acquire Younkers, Carson Pirie Scott & Co. would have two department stores at both Northridge and Southridge Malls and could seek to sell or otherwise cease to operate some of those stores. However, Younkers is subject to operating covenants at each of the shopping centers that generally require a store to be operated through January 1999. N/S Associates expects to review the possible alternatives in the event that Younkers is acquired.

At March 31, 1995, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut and a wholly-owned property, West Springfield Terrace Apartments), mortgage loan and land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates, and a participation in the loan for Riverpoint Center) and short-term investments represented 71 percent, 28 percent and 1 percent of total assets, respectively. The Account seeks to maintain an asset mix of 50 percent to 70 percent in real property investments, 15 percent to 40 percent in mortgage loans or sale-leaseback investments, and the remaining portion in short-term or intermediate-term liquid debt securities. At March 31, 1994, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 71 percent, 26 percent and 3 percent of total assets, respectively.

PAGE 13
                      PART II.  OTHER INFORMATION
                      ---------------------------

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

PAGE 14
         10.2.1 Copy of Second Amended and Restated Articles of Partnership of N/S Associates hereby incorporated herein by reference to Exhibit 10.2.1 to the Account's Form S-1 (as amended), File Number 33-13375, filed April 20, 1989.

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

           27.1 Financial Data Schedule of the Account for the period ended March 31, 1995 is filed herewith.

        (B) Report on Form 8-K

            No reports on Form 8-K were required to be filed by the Registrant for the three months ended March 31, 1995.

PAGE 15
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY

                             (Registrant)




Date:  May 15, 1995                     /S/ Melinda Urion
                                           Melinda S. Urion
                                           Executive Vice President
                                                and Controller