Form 10-Q
period 1995-06-30
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1995-08-11
CIK 812563

PAGE 1
             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995.

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



                  PART 1 - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

PAGE 3
                            IDS LIFE ACCOUNT RE
                                     of
                         IDS LIFE INSURANCE COMPANY

                               BALANCE SHEETS



                                                                       June 30,        December 31,
                                                                         1995              1994
                                                                     (unaudited)
    Assets:
     Cash                                                           $   473,762       $   204,859
     Receivable from IDS Life for contracts sold                        199,973             5,225
     Investments in unconsolidated joint ventures,
       at fair value (cost of $35,289,775 and
       $34,753,104 at June 30, 1995 and
       December 31, 1994, respectively)                              27,645,370        27,044,876
     Participation in mortgage loan, at fair
       value (cost of $3,047,188 at June 30, 1995
       and December 31, 1994)                                         2,988,792         2,994,023
     Accrued interest on participation in mortgage loan                     729                --
     Investment in wholly-owned real estate
      property:
       Building, at fair value (cost of $14,074,199
         and $14,010,548 at June 30, 1995 and
         December 31, 1994, respectively)                            12,186,334        12,077,794
       Land, at fair value (cost of $3,915,263
         at June 30, 1995 and December 31, 1994)                      3,915,263         3,915,263
       Deferred borrowing costs, net of accumulated
         amortization of $144,651 and $131,726 at
         June 30, 1995 and December 31, 1994, respectively               36,804            49,730
     Other assets                                                        24,120            34,507

         Total assets                                               $47,471,147       $46,326,277


    Liabilities:
     Payable to IDS Life for:
       Operating expenses                                           $    68,476       $    58,400
       Contract terminations                                            137,308            10,139
       Revolving loan-principal                                              --         2,100,000
       Revolving loan-interest                                            1,578             9,224
     Accrued mortality and expense risk fee                              40,715            40,136
     Accrued asset management fee                                        50,893            50,171
     Liabilities related to wholly-owned
      real estate property:
       Accounts payable and other liabilities                           195,375           212,197
       Accrued real estate taxes                                         99,060                --
       Mortgage payable                                               7,812,278         7,852,279

         Total liabilities                                            8,405,683        10,332,546


    Contract Owners' Equity:
     Net assets applicable to Variable Annuity
       contracts in accumulation period                             $39,065,464       $35,993,731

    Accumulation units outstanding                                   36,298,240        34,238,180

    Net asset value per accumulation unit                           $      1.07       $      1.05



    See accompanying notes to financial statements.

PAGE 4
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS
                                (unaudited)



                                                                       For the six months ended

                                                                      June 30,          June 30,
                                                                        1995              1994

    Income:
     Interest income                                                $   132,643       $   152,067
     Account's equity in earnings of
       unconsolidated joint ventures                                    964,461           953,508
     Rental income                                                    1,197,496         1,114,711
     Unrealized (depreciation) appreciation of
       participation in mortgage loan                                    (5,231)              892
     Unrealized appreciation of investment in
       wholly-owned real estate property                                 44,889                --
     Unrealized appreciation (depreciation) of
       investments in unconsolidated joint ventures                      63,824          (497,997)

         Total income                                                 2,398,082         1,723,181


    Expenses:
     Asset management fee                                               287,847           317,533
     Mortality and expense risk fee                                     230,277           254,027
     Amortization of deferred organizational
       and borrowing costs                                               12,926            12,855
     Revolving loan interest                                            100,736                --
     Other operating expenses                                            31,941            52,289
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                         371,882           375,522
       Utilities                                                        104,175           105,154
       Repairs and maintenance                                          105,222            91,635
       Property and other taxes                                          96,660           101,320
       Salaries                                                          80,218            97,295
       Management fees                                                   58,439            56,272
       Other                                                             83,000            94,242

         Total expenses                                               1,563,323         1,558,144


    Net income                                                      $   834,759       $   165,037


    See accompanying notes to financial statements.

PAGE 5
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS
                                (unaudited)



                                                                       For the three months ended

                                                                      June 30,           June 30,
                                                                        1995               1994

    Income:
     Interest income                                                $    66,321       $    71,250
     Account's equity in earnings of
       unconsolidated joint ventures                                    423,914           483,456
     Rental income                                                      622,818           550,841
     Unrealized appreciation (depreciation) of
       investments in unconsolidated joint ventures                      63,824          (497,997)

         Total income                                                 1,176,877           607,550


    Expenses:
     Asset management fee                                               143,212           157,466
     Mortality and expense risk fee                                     114,569           125,973
     Amortization of deferred organizational
       and borrowing costs                                                6,463             6,463
     Revolving loan interest                                             57,541                --
     Other operating expenses                                            13,048            23,440
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                         185,703           187,544
       Utilities                                                         29,393            32,085
       Repairs and maintenance                                           63,710            63,044
       Property and other taxes                                          47,130            51,789
       Salaries                                                          43,512            46,149
       Management fees                                                   29,347            28,301
       Other                                                             37,624            39,534

         Total expenses                                                 771,252           761,788


    Net income (loss)                                               $   405,625       $  (154,238)


    See accompanying notes to financial statements.

PAGE 6
                              IDS LIFE ACCOUNT RE
                                      of
                           IDS LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                       For the six months ended

                                                                      June 30,          June 30,
                                                                        1995              1994

    Cash flows from operating activities:
     Net Income                                                     $   834,759       $   165,037

     Adjustments to reconcile net income to net cash
     used in operating activities:
       Account's equity in earnings of unconsolidated
         joint ventures                                                (964,461)         (953,508)
       Change in accrued interest on participation
         in mortgage loan                                                  (729)               --
       Amortization of organizational and borrowing costs                12,926            12,855
       Change in unrealized (appreciation) depreciation of
         investments in unconsolidated joint ventures                   (63,824)          497,997
       Change in unrealized depreciation (appreciation) of
         participation in mortgage loan                                   5,231              (892)
       Change in unrealized appreciation of investment
         in wholly-owned real estate property                           (44,889)               --
       Change in other assets                                            10,387            10,722
       Change in payable to IDS Life for operating expenses              10,076             2,014
       Change in accrued mortality and expense risk fees                    579            (3,305)
       Change in accrued asset management fees                              722            (4,132)
       Change in payables and other liabilities related
         to wholly-owned real estate property                            82,238           132,913
       Change in payable to IDS Life for revolving loan interest         (7,646)               --

           Total adjustments to net income                             (959,390)         (305,336)

           Net cash provided by (used in) operating activities         (124,631)         (140,299)

    Cash flows from investing activities:
     Net sales of short-term securities                                      --         2,296,051
     Capital improvements to wholly-owned real estate                   (63,651)          (24,422)
     Distributions received from joint ventures                         781,867           780,870

           Net cash provided by investing activities                    718,216         3,052,499

    Cash flows from financing activities:
     Proceeds from sales of contracts                                13,270,097           901,650
     Payments for contract terminations                             (11,100,702)       (3,503,720)
     Decrease in mortgage payable                                       (40,001)          (36,390)
     Change in payable to IDS Life for revolving loan                (2,100,000)               --
     Contributions to Monmouth renovation-joint venture                (354,076)               --

           Net cash used in financing activities                       (324,682)       (2,638,460)

    Net increase in cash                                                268,903           273,740
    Balance of cash at beginning of year                                204,859           171,242

    Balance of cash at end of period                                $   473,762       $   444,982


    Supplemental cash flow disclosure:
     Cash paid for mortgage interest & revolving
      loan interest                                                 $   472,618       $   375,522



    See accompanying notes to financial statements.


PAGE 7
                IDS LIFE ACCOUNT RE
                        of
            IDS LIFE INSURANCE COMPANY

                   June 30, 1995

           NOTES TO FINANCIAL STATEMENTS
                    (unaudited)

1.   GENERAL

     In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of June 30, 1995 and December 31, 1994; statements of operations for the three and six months ended June 30, 1995 and 1994; and the statements of cash flows for the six months ended June 30, 1995 and 1994. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1994 and the notes thereto contained in the Account's prospectus dated April 28, 1995. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results expected for the full year.


2.   INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     Unconsolidated Joint Ventures - Summary Information

     Summary information for the Account of its investments in unconsolidated joint ventures for the six months ended
     June 30, 1995 and 1994 is as follows:

                                        For the six months ended
                                                  June 30
                                            1995          1994

      Account's share of net
       investment income from
       unconsolidated joint ventures   $   964,461    $   953,508

      Total net investment income of
       unconsolidated joint ventures   $12,180,848    $11,843,444

      Total income of unconsolidated
       joint ventures                  $22,550,000    $22,852,384

PAGE 8
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations

For the Six Months Ended June 30, 1995 Compared to the Six Months
Ended June 30, 1994 -

Net assets increased from $35,993,731 at December 31, 1994 to $39,065,464 at June 30, 1995. During this same time period, the accumulation unit value increased from $1.05 to $1.07. The Account experienced net sales amounting to $2,169,395 for the six months ended June 30, 1995 compared to net terminations of $2,602,070 for the six months ended June 30, 1994. The net sales for the six months ended June 30, 1995 include approximately $13,300,000 for accumulation units purchased by IDS Life, which has been used in part to repay principal and accrued interest on the Account's revolving loan payable to IDS Life, as discussed more fully below.

Recorded net income for the six months ended June 30, 1995 was $834,759 compared to $165,037 for the six months ended June 30, 1994.

Interest income for the six months ended June 30, 1995 primarily represents income earned on the Account's investment in the participation in a mortgage loan. Income generated from participation in the mortgage loan remained relatively unchanged compared to the corresponding period in 1994. Interest income for the six months ended June 30, 1994 also includes interest earned on short-term investments of approximately $20,607.

For the six months ended June 30, 1995, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $964,461, compared to $953,508 for the six months ended June 30, 1994. However, after eliminating the effect of the timing of certain adjustments in the income and expense of the unconsolidated joint ventures, including the recognition in the first quarter of 1995 of income attributable to certain lease termination fees received by N/S Associates in the prior quarter, the equity in earnings of unconsolidated joint ventures showed a decline for the six months of 1995 of approximately 5 percent compared to the recorded equity in earnings for the six months of 1994. The amounts attributable to these adjustments more than offset the decline in the Account's equity in earnings of 1225 Connecticut and N/S Associates. In the case of 1225 Connecticut, earnings for the first six months of 1995 declined primarily due to the rent credit allowed to Ernst & Young for its fourth floor space commencing with the beginning of this year for a twenty-one month period, as well as higher interest expense as a result of the refinancing of its mortgage loan in 1994 with a greater principal balance. In the case of N/S Associates, reduced earnings reflected lower rental income achieved at Northridge Mall due to lower occupancy and higher interest expense attributable to prepayment charges incurred in the first quarter of 1995 in connection with the repayment and refinancing of the mortgage loans on Northridge and Southridge Malls.

PAGE 9
In addition, the Account recorded rental income of $1,197,496 for the six months ended June 30, 1995 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $1,114,711 for the six months ended June 30, 1994. However, actual rental income was up only about 1 percent for the six months ended June 30, 1995 compared to the same period of 1994. The difference in recorded rental income for the two periods is primarily due to accounting adjustments. Expenses related to the wholly-owned real estate investment totaled $899,596 for the six months ended June 30, 1995 compared to $921,440 for the corresponding period in 1994.

For the six months ended June 30, 1995, the Account recognized net unrealized depreciation of participation in mortgage loan of $5,231, and net unrealized appreciation on its investment in wholly-owned real estate property of $44,889 due to a reduction in estimated capital expenditures to be required in future years at the property, and net unrealized appreciation on its investment in unconsolidated joint ventures of $63,824. The net unrealized appreciation in investments in unconsolidated joint ventures reflects a modest increase in the Account's share of the estimated value of 1225 Connecticut, partially offset by a decrease in the Account's investment in N/S Associates related to a write down in the estimated value of Southridge Mall. Subsequent to the end of the second quarter, the Account has recognized additional unrealized depreciation in its investment in N/S Associates related to Southridge Mall discussed below.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over the past three years. Compounding the problem of declining sales are the high operating costs for tenants at the mall due to high real estate taxes. Occupancy has also been affected by tenant bankruptcies during 1993 and 1994. As of June 30, 1995, occupancy of the mall shops was approximately 78%, including temporary tenants under short term leases.

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

Kohl's Department Store, a successful tenant occupying approximately 66,000 square feet of space at Southridge Mall, has approached N/S Associates regarding an expansion of its tenant space and a reduction in its overall leasing costs. Although the PAGE 10 current lease for Kohl's Department Store does not expire until 2001, N/S Associates believes that Kohl's continued occupancy on a long-term basis is important for the shopping center. It is expected that the proposed lease amendment with Kohl's Department Store, if executed, would cause a decline in the current value of Southridge Mall due to the loss of rental income but should help to stabilize the shopping center on a long-term basis by ensuring the occupancy of Kohl's Department Store and therefore its continued contribution to customer traffic. Subsequent to the end of the second quarter of 1995, the Account recognized unrealized depreciation on its investment in N/S Associates in the amount of approximately $354,000. This amount corresponds to the Account's additional share (not recognized in the second quarter of 1995) of the unrealized depreciation in the estimated value of Southridge
Mall, attributable to the proposed lease amendment with Kohl's Department Store. As of June 30, 1995, occupancy of the portion of Southridge Mall owned by N/S Associates was approximately 92 percent, including temporary tenants under short-term leases.

The Account paid asset management and mortality expense risk fees of $518,124 and $571,560 for the six months ended June 30, 1995 and 1994, respectively. The decrease in fees reflects a decrease in the assets of the Account through May 1995. The assets increased in June due to IDS Life's investment in the Account.


For the Three Months Ended June 30, 1995 Compared to the Three
Months Ended June 30, 1994 -

Recorded net income (loss) for the three months ended June 30, 1995 was $405,625 compared to $(154,238) for the three months ended
June 30, 1994.

During the three months ended June 30, 1995, $423,914 of income was attributable to the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates, and 1225 Connecticut) compared to $483,456 for the corresponding three months in 1994. After eliminating the effect of certain accounting adjustments, a decrease of approximately $43,000 was primarily attributable to the rent credit allowed Ernst & Young for certain of its space at 1225 Connecticut, higher mortgage interest expense at that property, and reduced rental income achieved at Northridge Mall as a result of a decline in occupancy.

The Account recorded rental income of $622,818 for the three months ended June 30, 1995 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $550,841 for the three months ended June 30, 1994. The increase was primarily attributable to accounting adjustments made in the second quarter or 1995, as discussed above. Expenses related to the wholly-owned real estate investment totaled $436,419 for the three months ended June 30, 1995 compared to $448,446 for the corresponding period in 1994.

The Account paid total asset management and mortality expense risk fees for the three months ended June 30, 1995 of $257,781 compared to $283,439 for the corresponding period in 1994. The decrease in

PAGE 11
fees reflects a decrease in the average daily amount of assets of the Account during the second quarter of 1995 compared to the same period in 1994.


Liquidity and Capital Resources

For the Six Months Ended June 30, 1995 Compared to the Six Months
Ended June 30, 1994 -

At June 30, 1995, the Account had cash of approximately $474,000 as compared to approximately $205,000 at December 31, 1994. The Account financed a portion of the contract terminations during the second quarter of 1995 through borrowings under its line of credit from IDS Life and through an investment made by IDS Life, both discussed below. The Account had experienced net contract terminations in each of the last 14 quarters with net sales (including accumulation units purchased by IDS Life) in the current quarter.

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

In March 1994, the Account obtained a revolving line of credit for up to $10 million from IDS Life to pay for contract surrenders and other obligations under the contracts. The line of credit was for a one-year term with automatic renewal at each anniversary for an additional one-year term, subject to termination by one party giving 30 days' prior written notice of termination to the other party. Borrowings under the line of credit were to be made in increments (or multiples) of $100,000. Outstanding borrowings under the line of credit bore interest at a floating rate equal to the 30-day London Interbank Offered Rate (LIBOR), adjusted on a monthly basis. The line of credit required monthly payments of interest only until the earlier of maturity or termination of the line of credit, when the entire outstanding principal plus any accrued and unpaid interest on the line of credit was due and payable. Outstanding principal could have been repaid in whole or in part in increments (or multiples) of $100,000, together with any accrued and unpaid interest thereon, at any time without premium or penalty. Borrowings under the line of credit were generally unsecured, although IDS Life had a right to set off against any deposits or credits of the Account held by IDS Life for outstanding borrowings. In June 1995, the revolving credit loan balance of $9,500,000 and accrued interest was repaid as discussed below.

Effective May 1, 1995, new contract sales of the Account were discontinued. Additional purchase payments will continue to be accepted for existing contracts in amounts specified in the PAGE 12
Account's prospectus, whether by means of the previously established bank authorizations or otherwise. Existing contracts will also continue to be serviced and surrender requests will be honored.

IDS Life Insurance Company (IDS Life) will continue to purchase accumulation units in order to maintain the Account and its liquidity. IDS Life will make these payments so that no contract holder is disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life made into the Account were used to pay off the amount that the Account had borrowed under its revolving line of credit. IDS Life will make additional payments into the Account for accumulation units as needed in order to fund all of the Account's obligations under the contracts such as paying death benefits and contract terminations.

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

The estimated cost of the renovation of Monmouth Mall is $28,500,000, including any accrued interest on the renovation loan added to principal. Through June 30, 1995, Monmouth Associates had funded approximately $17,600,000, with approximately $1,100,000 of accrued and deferred interest added to the loan for an outstanding balance of approximately $18,700,000. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the PAGE 13 borrower/lessee and capital contributions made to Monmouth
Associates by its partners. Some of the remaining draw downs under the renovation loan are to be funded by additional capital contributions. The aggregate amount of these capital contributions, including one made in July 1995, is approximately $9,830,000, made to Monmouth Associates by its joint venture partners pro rata based upon their respective interests. The
Account's share of these capital contributions is approximately $685,000. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1995.

Until the Monmouth renovation is finished, currently anticipated to be in the fourth quarter of 1995, it is expected that there will be lower than normal occupancy at the shopping center. The occupancy of mall shops and outparcel space at the shopping center as of June 30, 1995 was approximately 66 percent. However, the mall shops and outparcel space are approximately 82 percent leased, including leases whose terms will commence after renovation of the tenant space permits occupancy.

The Account has a loan outstanding in the principal amount of approximately $7,812,000 as of June 30, 1995, secured by its wholly-owned real estate investment, West Springfield Terrace Apartments. The loan has an original term of seven years and bears interest at a rate of 9.5 percent per annum. The loan requires monthly payments of principal and interest aggregating $824,000 per annum until November of 1996 when the remaining principal balance of approximately $7,704,000 and any accrued and unpaid interest will be due and payable. The current budget for capital expenditures during 1995 reflects an increase of about $27,000 to approximately $146,000 due to certain previously unexpected repairs. In addition, certain other capital items previously planned for 1995 will be deferred.

N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of such asbestos removal generally will be provided out of cash flows from the properties.

In February 1995, N/S Associates obtained a loan from an institutional lender in the principal amount of $35 million to refinance the previous mortgage loan secured by Southridge Mall. Proceeds from the new loan were also used to repay the two mortgage loans secured by Northridge Mall. The remaining net refinancing proceeds are expected to be used to pay approximately $2.9 million of the tenant improvement and other capital costs currently expected to be incurred for Northridge and Southridge Malls during 1995. The new loan has a term of seven years, bears interest at
8.35 percent per annum and requires monthly payments of interest only prior to maturity. The new loan is expected to result in a cash flow savings since the current constants on the previous mortgage loans averaged approximately 12 percent.
PAGE 14
At June 30, 1995, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut and a wholly-owned property, West Springfield Terrace Apartments), mortgage loan and land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates, and a participation in the loan for Riverpoint Center) and short-term investments represented 71 percent, 28 percent and 1 percent of total assets, respectively. At June 30, 1994, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 72 percent, 27 percent and 1 percent of total assets, respectively.

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

           27.1 Financial Data Schedule of the Account for the period ended June 30, 1995 is filed herewith.

        (B) Report on Form 8-K

            No reports on Form 8-K were required to be filed by the Registrant for the six months ended June 30, 1995.

PAGE 17
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY

                             (Registrant)




Date:  August 14, 1995                     /S/ Melinda Urion
                                           Melinda S. Urion
                                           Executive Vice President
                                                and Controller