Form 10-Q
period 1995-09-30
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1995-11-14
CIK 812563

PAGE 1
             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995.

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



                  PART 1 - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

PAGE 3
                            IDS LIFE ACCOUNT RE
                                     of
                         IDS LIFE INSURANCE COMPANY

                               BALANCE SHEETS



                                                                   September 30,      December 31,
                                                                       1995               1994
                                                                    (unaudited)
    Assets:
     Cash                                                          $   554,628       $   204,859
     Receivable from IDS Life for contracts sold                            --             5,225
     Investments in unconsolidated joint ventures,
       at fair value (cost of $35,748,241 and
       $34,753,104 at September 30, 1995
       and December 31, 1994, respectively)                         28,103,837        27,044,876
     Participation in mortgage loan, at fair
       value (cost of $3,047,188 at September 30, 1995
       and December 31, 1994)                                        2,962,242         2,994,023
     Investment in wholly-owned real estate
      property:
       Building, at fair value (cost of $14,128,296
         and $14,010,548 at September 30, 1995 and
         December 31, 1994, respectively)                           12,334,306        12,077,794
       Land, at fair value (cost of $3,915,263
         at September 30, 1995 and December 31, 1994)                3,915,263         3,915,263
       Deferred borrowing costs, net of accumulated
         amortization of $151,114 and $131,726 at
         September 30, 1995 and December 31, 1994, respectively         30,342            49,730
     Other assets                                                       44,992            34,507

         Total assets                                              $47,945,610       $46,326,277

    Liabilities:
     Payable to IDS Life for:
       Operating expenses                                          $    60,234       $    58,400
       Contract terminations                                            34,223            10,139
       Revolving loan-principal                                             --         2,100,000
       Revolving loan-interest                                              --             9,224
     Accrued mortality and expense risk fee                             40,142            40,136
     Accrued asset management fee                                       50,178            50,171
     Liabilities related to wholly-owned
      real estate property:
       Accounts payable and other liabilities                          197,255           212,197
       Accrued real estate taxes                                        49,530                --
       Mortgage payable                                              7,791,556         7,852,279

         Total liabilities                                           8,223,118        10,332,546


    Contract Owners' Equity:
     Net assets applicable to Variable Annuity
       contracts in accumulation period                            $39,722,492       $35,993,731

    Accumulation units outstanding                                  36,491,463        34,238,180

    Net asset value per accumulation unit                          $      1.09       $      1.05



    See accompanying notes to financial statements.
PAGE 4
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS
                                (unaudited)



                                                                      For the nine months ended

                                                                   September 30,     September 30,
                                                                       1995              1994
    Income:
     Interest income                                               $   198,966       $   219,335
     Account's equity in earnings of
       unconsolidated joint ventures                                 1,453,176         1,472,882
     Rental income                                                   1,794,031         1,724,954
     Unrealized (depreciation) of participation
       in mortgage loan                                                (27,817)             (848)
     Unrealized appreciation (depreciation) of
       investments in unconsolidated joint ventures                     63,824          (497,997)
     Unrealized appreciation of investment in
       wholly-owned real estate property                               138,764                --

         Total income                                                3,620,944         2,918,326


    Expenses:
     Asset management fee                                              445,113           612,652
     Mortality and expense risk fee                                    356,091           380,282
     Amortization of deferred organizational
       and borrowing costs                                              19,389            19,388
     Revolving loan interest                                           100,736             4,190
     Other operating expenses                                           56,734            63,815
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                        557,096           562,623
       Utilities                                                       121,731           137,156
       Repairs and maintenance                                         172,432           138,915
       Property and other taxes                                        141,352           150,775
       Salaries                                                        125,871           159,068
       Management fees                                                  88,786            85,356
       Other                                                           117,413           153,454

         Total expenses                                              2,302,744         2,467,674

    Net income                                                     $ 1,318,200       $   450,652


    See accompanying notes to financial statements.

PAGE 5
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS
                                (unaudited)



                                                                       For the three months ended

                                                                   September 30,     September 30,
                                                                       1995              1994
    Income:
     Interest income                                               $    66,323       $    67,268
     Account's equity in earnings of
       unconsolidated joint ventures                                   488,715           519,374
     Rental income                                                     596,535           610,243
     Unrealized (depreciation) of participation
       in mortgage loan                                                (22,586)           (1,740)
     Unrealized appreciation of investment in wholly-owned
       real estate property                                             93,875                --

         Total income                                                1,222,862         1,195,145


    Expenses:
     Asset management fee                                              157,266           295,119
     Mortality and expense risk fee                                    125,814           126,255
     Amortization of deferred organizational
       and borrowing costs                                               6,462             6,533
     Revolving loan interest                                                --             4,190
     Other operating expenses                                           24,793            11,526
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                        185,214           187,101
       Utilities                                                        17,556            32,002
       Repairs and maintenance                                          67,210            47,279
       Property and other taxes                                         44,692            49,455
       Salaries                                                         45,653            61,773
       Management fees                                                  30,347            29,084
       Other                                                            34,413            59,212

         Total expenses                                                739,420           909,529


    Net income                                                     $   483,442       $   285,616


    See accompanying notes to financial statements.

PAGE 6
                              IDS LIFE ACCOUNT RE
                                      of
                           IDS LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                      For the nine months ended

                                                                   September 30,     September 30,
                                                                       1995              1994
    Cash flows from operating activities:
     Net Income                                                    $ 1,318,200       $   450,652

     Adjustments to reconcile net income to net cash
     used in operating activities:
       Account's equity in earnings of unconsolidated
         joint ventures                                             (1,453,176)       (1,472,882)
       Change in accrued interest on participation
         in mortgage loan                                                3,965                --
       Amortization of organizational and borrowing costs               19,388            19,389
       Change in unrealized (appreciation) depreciation of
         investments in unconsolidated joint ventures                  (63,824)          497,997
       Change in unrealized depreciation of participation
         in mortgage loan                                               27,817               848
       Change in unrealized (appreciation) of investment
         in wholly-owned real estate property                         (138,764)               --
       Change in other assets                                          (10,485)           26,400
       Change in payable to IDS Life for operating expenses              1,834           (20,095)
       Change in accrued mortality and expense risk fee                      6            (3,872)
       Change in accrued asset management fee                                7            (4,840)
       Change in payables and other liabilities related
         to wholly-owned real estate property                           34,588            10,532
       Change in payable to IDS Life for revolving loan interest        (9,224)            2,986

           Total adjustments to net income                          (1,587,868)         (943,537)

           Net cash provided by (used in) operating activities        (269,668)         (492,885)

    Cash flows from investing activities:
     Net sales of short-term securities                                     --         2,493,649
     Capital improvements to wholly-owned real estate property        (117,748)          (51,471)
     Distributions received from joint ventures                      1,143,190         1,119,030

           Net cash provided by investing activities                 1,025,442         3,561,208

    Cash flows from financing activities:
     Proceeds from sales of contracts                               19,501,099         1,177,291
     Payments for contract terminations                            (17,061,230)       (5,267,871)
     Decrease in mortgage payable                                      (60,723)          (55,240)
     Change in payable to IDS Life for revolving loan               (2,100,000)        1,100,000
     Contributions to Monmouth renovation-joint venture               (685,151)               --

           Net cash used in financing activities                      (406,005)       (3,045,820)

    Net increase in cash                                               349,769            22,503
    Balance of cash at beginning of year                               204,859           171,242

    Balance of cash at end of period                               $   554,628       $   193,745


    Supplemental cash flow disclosure:
     Cash paid for mortgage interest & revolving
       loan interest                                               $   657,832       $   562,623


    See accompanying notes to financial statements.


PAGE 7
                IDS LIFE ACCOUNT RE
                        of
            IDS LIFE INSURANCE COMPANY

                September 30, 1995

           NOTES TO FINANCIAL STATEMENTS
                    (unaudited)

1.   GENERAL

     In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of September 30, 1995 and December 31, 1994; statements of operations for the three and nine months ended September 30, 1995 and 1994; and the statements of cash flows for the nine months ended
     September 30, 1995 and 1994. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1994 and the notes thereto contained in the Account's prospectus dated April 28, 1995. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results expected for the full year.


2.   INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     Unconsolidated Joint Ventures - Summary Information

     Summary information for the Account of its investments in unconsolidated joint ventures for the nine months ended
     September 30, 1995 and 1994 is as follows:

                                        For the nine months ended
                                               September 30
                                            1995          1994

      Account's share of net
       investment income from
       unconsolidated joint ventures   $ 1,453,176    $ 1,472,882

      Total net investment income of
       unconsolidated joint ventures   $18,284,571    $18,358,035

      Total income of unconsolidated
       joint ventures                  $34,014,000    $34,936,162

PAGE 8
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations

For the Nine Months Ended September 30, 1995 Compared to the Nine
Months Ended September 30, 1994 -

Net assets increased from $35,993,731 at December 31, 1994 to $39,722,492 at September 30, 1995. During this same time period, the accumulation unit value increased from $1.05 to $1.09. The Account experienced net sales amounting to $2,439,870 for the nine months ended September 30, 1995 compared to net terminations of $4,090,580 for the nine months ended September 30, 1994. The net sales for the nine months ended September 30, 1995 include approximately $19,300,000 for accumulation units purchased by IDS Life, which has been used in part to repay principal and accrued interest on the Account's revolving loan payable to IDS Life, as discussed more fully below.

Recorded net income for the nine months ended September 30, 1995 was $1,318,200 compared to $450,652 for the nine months ended
September 30, 1994.

Interest income for the nine months ended September 30, 1995 primarily represents income earned on the Account's investment in the participation in a mortgage loan. Income generated from participation in the mortgage loan remained relatively unchanged compared to the corresponding period in 1994. The Silo Electronic store (12,100 sq. ft.) at Riverpoint Shopping Center vacated its space in the third quarter 1995, and the borrower is pursuing its legal remedies regarding such unpaid amounts. The borrower has re-leased the space to a book store for three months at a substantially lower rent. The borrower has a letter of intent from a prospective tenant to lease the space for five years with rent commencing on July 1, 1996. As a result of this vacancy, the borrower has notified the lenders that it is experiencing financial difficulties and has approached the lenders regarding a loan modification. The lenders are considering the borrower's request. As of the date of this report, certain escrow payments and participation interest are due to the lenders; however, the borrower is current in its monthly debt service payments. Interest income for the nine months ended September 30, 1994 also includes interest earned on short-term investments of approximately $20,847.

For the nine months ended September 30, 1995, the Account's recorded equity in earnings of its unconsolidated joint ventures
(N/S Associates, Monmouth Associates and 1225 Connecticut) was $1,453,176, compared to $1,472,882 for the nine months ended September 30, 1994. However, after eliminating the effect of the timing of certain adjustments in the income and expense of the unconsolidated joint ventures, including the recognition in the first quarter of 1995 of income attributable to certain lease termination fees received by N/S Associates in the prior quarter, the equity in earnings of unconsolidated joint ventures showed a decline for the nine months of 1995 of approximately 12 percent PAGE 9 compared to the recorded equity in earnings for the six months of 1994. Earnings of 1225 Connecticut for the first nine months of 1995 declined primarily due to the rent credit allowed to Ernst & Young for its fourth floor space commencing with the beginning of this year for a twenty-one month period. Earnings of N/S
Associates for the nine months of 1995 declined primarily due to lower rental revenues. In addition, Monmouth Associates ceased accruing interest on loans made to the borrower/lessee for certain tenant improvement and other capital expenditures due to the uncertainty of collecting such amounts in future periods.

In addition, the Account recorded rental income of $1,794,031 for the nine months ended September 30, 1995 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $1,724,954 for the nine months ended September 30, 1994, primarily due to a modest increase in effective rental rates. Expenses related to the wholly-owned real estate investment totaled $1,324,681 for the nine months ended September 30, 1995 compared to $1,387,347 for the corresponding period in 1994.

For the nine months ended September 30, 1995, the Account recognized net unrealized depreciation of participation in mortgage loan of $27,817, and net unrealized appreciation on its investment in wholly-owned real estate property of $138,764 due to a reduction in estimated capital expenditures to be required in future years at the property, and net unrealized appreciation on its investment in unconsolidated joint ventures of $63,824. The net unrealized appreciation in investments in unconsolidated joint ventures reflects a modest increase in the Account's share of the estimated value of 1225 Connecticut, partially offset by a decrease in the Account's investment in N/S Associates related to a write down in the estimated value of Southridge Mall.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over the past three years. Compounding the problem of declining sales are the high operating costs for tenants at the mall due to high real estate taxes. Occupancy has also been affected by tenant bankruptcies during 1993 and 1994. As of September 30, 1995, occupancy of the mall shops was approximately 87%, including temporary tenants under short term leases.

To counter the negative perception of Northridge Mall, N/S
Associates has implemented certain capital improvements and operational programs to improve the shopping center's safety and appearance, as well as instituted certain marketing efforts to enhance its image. However, elimination of the negative perception is expected to take some time. In addition, N/S Associates is seeking to increase occupancy at the shopping center by aggressively marketing space for new and renewal tenants through leasing incentives, as well as continuing to cooperate with existing tenants who need short-term rent reductions in order to retain occupancy of their space. Part of the leasing strategy includes targeting certain well-recognized retailers as a group that would become tenants at the shopping center. It is expected that the draw of this group of tenants would help the shopping center gain leasing momentum and aid in future leasing efforts. PAGE 10
Kohl's Department Store, a successful tenant occupying approximately 66,000 square feet of space at Southridge Mall, approached N/S Associates regarding an expansion of its tenant space and a reduction in its overall leasing costs. During the third quarter of 1995, N/S Associates and Kohl's entered into an amendment of its lease. Pursuant to the lease amendment, the term of Kohl's lease has been extended from 2001 until 2015 and the tenant space has been increased by approximately 19,000 square feet to approximately 85,000 square feet, exclusive of storage space. Kohl's is required to pay annual base rent of $9.25 per square foot, as well as one-half of its pro rata share for real estate taxes and a fixed amount for common area maintenance expense.
Kohl's is also obligated to pay as additional rent a percentage of its gross receipts in excess of a minimum amount of annual sales to be determined after the tenant has occupancy of the entire leased space. N/S Associates is responsible for paying the costs of asbestos removal for the tenant space, which is estimated to be approximately $1,250,000. Kohl's is obligated to pay other costs associated with the leased space, including tenant improvements and lease buy-out and relocation costs, if any, of other tenants (one of whose lease continues until 2001) that currently occupy a portion of the expansion space. The lease amendment also contains an operating covenant pursuant to which Kohl's is obligated to operate its retail store at Southridge Mall until 2005, subject to earlier termination under certain circumstances. Although the lease amendment reduces Kohl's overall rent, the expansion of its space and the extension of its lease term is expected to stabilize the shopping center on a long-term basis by ensuring Kohl's continued occupancy and therefore its continued contribution to customer traffic. The Account expects to recognize unrealized depreciation in the estimated value of Southridge Mall during the fourth quarter relating to the lease amendment with Kohl's. As of September 30, 1995, occupancy of the portion of Southridge Mall owned by N/S Associates was approximately 93 percent, including temporary tenants under short-term leases.

The Account paid asset management and mortality expense risk fees of $801,204 and $992,934 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in fees is primarily due to the payment of the incentive asset management fees of $137,299 paid in 1994 to the Investment Adviser based upon the performance of the Account's real property investments relative to the FRC Property Index. No incentive asset management fee was payable in 1995.


For the Three Months Ended September 30, 1995 Compared to the Three Months Ended September 30, 1994 -

Recorded net income for the three months ended September 30, 1995 was $483,442 compared to $285,616 for the three months ended
September 30, 1994.

During the three months ended September 30, 1995, $488,715 of income was attributable to the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates, and 1225 Connecticut) compared to $519,374 for PAGE 11 the corresponding three months in 1994. The decrease of approximately $31,000 was attributable in part to the rent credit allowed Ernst & Young for certain of its space at 1225 Connecticut.

The Account recorded rental income of $596,535 for the three months ended September 30, 1995 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $610,243 for the three months ended September 30, 1994. Expenses related to the wholly-owned real estate investment totaled $425,085 for the three months ended September 30, 1995 compared to $465,906 for the corresponding period in 1994.

The Account paid total asset management and mortality expense risk fees for the three months ended September 30, 1995 of $283,080 compared to $421,374 for the corresponding period in 1994. The decrease in fees reflects the payment of the incentive asset management fee in 1994, as discussed above.


Liquidity and Capital Resources

For the Nine Months Ended September 30, 1995 Compared to the Nine
Months Ended September 30, 1994 -

At September 30, 1995, the Account had cash of approximately $555,000 as compared to approximately $205,000 at December 31, 1994. The Account financed a portion of the contract terminations during the third quarter of 1995 through additional investments made by IDS Life Insurance Company (IDS Life). The Account had experienced net contract terminations in 14 consecutive quarters with net sales (including accumulation units purchased by IDS Life) in the last two quarters.

The liquidity requirements of the Account have generally been met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income, proceeds from sales of contracts, and borrowings under the line of credit from IDS Life and purchases of accumulation units by IDS Life discussed below. The primary uses of funds currently are expected to be for property operating expenses, asset management and mortality and expense risk fees, payments for contract terminations and contributions to pay the Account's share of the financing of the Monmouth Mall renovation discussed below.

In March 1994, the Account obtained a revolving line of credit for up to $10 million from IDS Life to pay for contract surrenders and other obligations under the contracts. In June 1995, the revolving credit loan balance of $9,500,000 and accrued interest were repaid as discussed below.

Effective May 1, 1995, new contract sales of the Account were discontinued. Additional purchase payments continue to be accepted for existing contracts in amounts specified in the Account's prospectus, whether by means of the previously established bank authorizations or otherwise. Existing contracts also continue to be serviced and surrender requests will be honored.
PAGE 12
IDS Life continues to purchase accumulation units in order to maintain the Account and its liquidity. IDS Life makes these payments so that no contract holder is disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life made into the Account were used to pay off the amount that the Account had borrowed under its revolving line of credit. IDS Life will make additional payments into the Account for accumulation units as needed in order to fund all of the Account's obligations under the contracts such as paying death benefits and contract terminations.

By purchasing accumulation units, IDS Life has an ownership interest in the Account. Since IDS Life does not purchase a contract, it is not subject to surrender charges. However, IDS Life, as holder of accumulation units, participates in the increase or decrease in the value of the Account's investments just as other owners of accumulation units do. IDS Life may realize a gain or loss on its accumulation units when redeemed.

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

Through September 30, 1995, Monmouth Associates had funded approximately $20,800,000 of the renovation loan for Monmouth Mall, with approximately $1,600,000 of accrued and deferred interest added to the loan for an outstanding balance of approximately $22,400,000. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan, including one made in July 1995, is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000.
The aggregate amount of the renovation loan, including accrued and PAGE 13 deferred interest, is currently expected to be approximately $26,600,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures.
In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1995.

The renovation is nearing completion with tenant improvement work for one of the larger tenants and retainage work remaining. The occupancy of mall shops and outparcel space at the shopping center as of September 30, 1995 was approximately 67 percent. However, the mall shops and outparcel space are approximately 82 percent leased, including leases whose terms will commence after renovation of the tenant space permits occupancy.

The Account has a loan outstanding in the principal amount of approximately $7,792,000 as of September 30, 1995, secured by its wholly-owned real estate investment, West Springfield Terrace Apartments. The loan has an original term of seven years and bears interest at a rate of 9.5 percent per annum. The loan requires monthly payments of principal and interest aggregating $824,000 per annum until November of 1996 when the remaining principal balance of approximately $7,704,000 and any accrued and unpaid interest will be due and payable. The current budget for capital expenditures during 1995 reflects an increase of about $27,000 to approximately $146,000 due to certain previously unexpected repairs. In addition, certain other capital items previously planned for 1995 will be deferred.

N/S Associates currently expects that it will incur approximately $2,000,000 in 1995 for tenant improvement and other capital items at Northridge and Southridge Malls. An additional approximately $1,700,000 that had previously been budgeted for tenant improvement costs in 1995 is now expected to be incurred during 1996. N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of such asbestos removal generally will be provided out of cash flows from the properties.

At September 30, 1995, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut and a wholly-owned property, West Springfield Terrace Apartments), mortgage loan and land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates, and a participation in the loan for Riverpoint Center) and short-term investments represented 70 percent, 29 percent and 1 percent of total assets, respectively. At September 30, 1994, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 72 percent,
27.5 percent and .5 percent of total assets, respectively.

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

PAGE 15
         10.2.1 Copy of Second Amended and Restated Articles of Partnership of N/S Associates hereby incorporated herein by reference to Exhibit 10.2.1 to the Account's Form S-1 (as amended), File Number 33-13375, filed April 20, 1989.

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

           27.1 Financial Data Schedule of the Account for the period ended September 30, 1995 is filed herewith.

        (B) Report on Form 8-K

            No reports on Form 8-K were required to be filed by the Registrant for the nine months ended September 30,
1995.

PAGE 16
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY

                             (Registrant)




Date:  November 14, 1995                   /S/ Melinda Urion
                                           Melinda S. Urion
                                           Executive Vice President
                                                and Controller