Form 10-K
period 1995-12-31
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1996-03-29
CIK 812563

PAGE 1
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1995.

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

Documents incorporated by reference: Certain pages of the Prospectus of Registrant included in Form S-1 (as amended), file number 33-13375 to be filed April 1, 1996, are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

PAGE 2
               PART I

Item 1. BUSINESS

General

IDS Life Account RE (the Account) was established by a resolution of the Board of Directors of IDS Life Insurance Company (IDS Life) as a separate asset account, pursuant to Minnesota law. The Account was formed to make real estate related investments in connection with the sale of individual deferred variable annuity contracts (Contracts) offered by IDS Life. The Account commenced operations on August 7, 1987 when the annuity contracts were first offered for sale to the public. Effective May 1, 1995, the Account discontinued new contract sales. The Account holds assets that are segregated from all of IDS Life's other assets and are not chargeable with liabilities arising out of any other business of IDS Life.

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

Investment Objective

The investment objectives of the Account previously were to provide for payment of retirement income under the Contracts by seeking to:
(i) preserve and protect the Account's assets in real (i.e., inflation-adjusted) terms; (ii) provide for compounding of income through reinvestment of cash flow from investments; and (iii) provide for increases in income through capital appreciation of real property investments and, to the extent available, through participation in the capital appreciation, gross revenues or income of the real properties subject to mortgage loans or land sale-leasebacks. There is no guarantee that the investment objectives of the Account will be attained. The assets of the Account have been invested primarily in real estate related investments in accordance with the diversification requirements regarding variable annuities contained in Section 817(h) of the Internal Revenue Code (the "Code").

The Account previously sought to have approximately 50 to 70 percent of the Account's assets invested in income-producing real property investments such as office buildings, shopping centers, apartment complexes and other real properties, with approximately 15 to 40 percent of the Account's assets invested in mortgage loans and land sale-leaseback investments, which could include participation in PAGE 3 the appreciation or the gross revenues or income of the real properties that are subject to the mortgage loans or land sale-leaseback investments. The remaining portion of the Account's assets generally were to be invested in short-term debt instruments and intermediate term bonds with maturities of up to five years.

The Account has experienced substantial net contract terminations over the past several years, which have adversely affected its liquidity and ability to acquire additional real estate related investments. As a result, the Account does not intend to acquire additional real estate related investments. Further, the Account intends to liquidate the real estate related investments that it currently holds when it becomes advantageous or necessary to do so.

IDS Life has purchased and expects to continue to purchase accumulation units in order to maintain the Account's liquidity. IDS Life makes these payments so that no contract holder is disadvantaged because sales of new contracts have been discontinued. These payments for accumulation units have been made to enable the Account to pay off amounts borrowed under its line of credit with IDS Life and as needed in order to fund all of the Account's obligations under the contracts such as paying surrenders. By purchasing accumulation units, IDS Life has an ownership interest in the Account and participates in the increase or decrease in value of the Account's investments just as other owners of accumulation units do. IDS Life may realize a gain or loss on its accumulation units when redeemed.

IDS Life currently expects to hold the accumulation units it purchases until the surrender of all outstanding contracts or until the Account's liquidity improves (through, for example, one or more sales of real estate related investments) thereby permitting the Account to satisfy its anticipated contract obligations. Because IDS Life may purchase a significant amount of accumulation units, IDS Life may be subject to certain conflicts of interest it would not otherwise have if it had not purchased such accumulation units, including, among other things, a conflict in approving periodic valuations of real estate related investments made by the Investment Adviser, JMB Annuity Advisers.

Competition

As of December 31, 1995, IDS Life was aware of 3 other real estate variable annuity products that have been registered with the Securities and Exchange Commission and that are being offered for sale by competitors. These products differed from the Account in various features although their structure and investment objectives were similar to the Account's prior to its termination of new contract sales. In addition, the Account competed against other real estate investment funds and registered investment companies including limited partnerships, real estate investment trusts, unit investment trusts, pension and profit sharing trusts, corporations, etc., all of which may or may not be offered for sale by commercial and investment banks, realty corporations, insurance companies, savings and loan associations, diversified financial service companies, and other financial service intermediaries.

PAGE 4
The Account had been in competition for real property investments, mortgage loans and land sale-leasebacks with numerous other entities, as well as with individuals, corporations, real estate investment trusts, real estate partnerships and other entities engaged in real estate investment activities, including certain affiliates of the JMB Annuity Advisers (the Investment Adviser) and IDS Life. The real properties that are the subject of the Account's real estate related investments are in competition with other real properties (including those in which the Investment Adviser, IDS Life or their affiliates may have an interest) in the areas in which they are located, particularly with respect to obtaining new tenants and the retention of existing tenants. Such competition is based upon, among other things, effective rents charged, services to tenants and the facilities available.

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

Item 2. PROPERTIES

Description of the Account's real estate related investments is hereby incorporated herein by reference to pages 21 to 44 of the Registrant's prospectus included in Form S-1 (as amended), File number 33-13375 to be filed April 1, 1996, which pages are filed herewith as Exhibit 99.2 to this report.


Item 3. LEGAL PROCEEDINGS

There are no material current or pending legal proceedings to which the Registrant is a party, or to which the Registrant's assets are subject.


Item 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PAGE 5
               PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SECURITY HOLDERS MATTERS

The Contracts were offered for sale through the registered representatives of IDS Life. There is no established public trading market for the Contracts. In addition, the Contracts were not bid for, but were sold at the Account's current accumulation unit value. A contract owner may elect to surrender all or part of the Contract while the Contract is in force prior to the earlier of the retirement date or the death of the first to die of the annuitant or owner. A description of surrenders, withdrawals and transfers is hereby incorporated herein by reference to pages 62 to 63 under the heading "Contract Surrender" and 67 to 68 under the headings "Suspension and Delay of Payments" and "Transfer of Ownership" in the Registrant's prospectus included in Form S-1 (as amended), File Number 33-13375, to be filed April 1, 1996, which pages are filed herewith as Exhibit 99.1 to this report. For the year ended December 31, 1995, the high and low accumulation unit values were $1.10 and $.99 per unit, respectively. The number of contract owners at December 31, 1995 was 1,260.


Item 6. SELECTED FINANCIAL DATA



                                                  Years ended December 31,

                                  1995          1994          1993          1992          1991
Contract Purchase Payments
   (Terminations), Net        $ 2,291,255   $(5,184,527)  $(6,873,380)  $(6,257,432)  $  (575,134)

Net Income (Loss)             $(2,378,521)  $  (946,390)  $ 1,816,417   $(5,761,830)  $   628,297

Total Contract Owners'
    Equity (A)                $35,906,465   $35,993,731   $42,124,648   $47,181,611   $59,200,873

Accumulation Units
    Outstanding (A)            36,353,929    34,238,180    39,000,431    45,475,432    51,202,112

Accumulation Unit
    Value                     $       .99   $      1.05   $      1.08   $      1.04   $      1.16



(A)  As of December 31, 1995, IDS Life's portion of the Total Contract Owners' Equity was $22,644,467
     (63%) and IDS Life owned 22,955,910 (63%) of the total Accumulation Units Outstanding.

/TABLE

PAGE 6
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Results of Operations

For the Year Ended December 31, 1995 Compared to the Year Ended
December 31, 1994 -

Net assets decreased from $35,993,731 at December 31, 1994 to $35,906,465 at December 31, 1995. During this same time period, the accumulation unit value decreased from $1.05 to $.99. The Account experienced net sales amounting to $2,291,255 for the year ended December 31, 1995 compared to net terminations of $5,184,527 for the year ended December 31, 1994. The net sales for the year ended December 31, 1995 include approximately $24,700,000 for accumulation units purchased by IDS Life, which has been used to repay principal and accrued interest on the Account's revolving loan payable to IDS Life and to pay for contract surrenders, as discussed more fully below.

Recorded net loss for the year ended December 31, 1995 was $2,378,521 compared to $946,390 for the year ended
December 31, 1994.

Interest income for the year ended December 31, 1995 primarily represents income earned on the Account's investment in the participation in a mortgage loan (Riverpoint Shopping Center). Income generated from participation in the mortgage loan remained relatively unchanged compared to the corresponding period in 1994. Interest income for the year ended December 31, 1994 also included interest earned on short-term investments of approximately $20,847. The Silo Electronic store (12,100 sq. ft.) at Riverpoint Shopping Center vacated its space in the third quarter 1995, and the borrower is pursuing its legal remedies regarding such unpaid amounts. The borrower has re-leased the space to a book store for three months at a substantially lower rent. The borrower subsequently leased the space for five years with rent commencing on July 1, 1996. As a result of this vacancy, the borrower has notified the lenders that it is experiencing financial difficulties and has approached the lenders regarding a loan modification. The lenders and borrower have reached an agreement in principle to defer payment of debt service for a certain period of time. However, there can be no assurance that such agreement will be finalized under these terms or any others. As of the date of this report, certain escrow payments and participation interest are due to the lenders; however, the borrower is current in its monthly debt service payments.

For the year ended December 31, 1995, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $1,924,741, compared to $2,094,682 for the year ended December 31, 1994. The decrease in earnings was primarily the result of N/S Associates' reduced earnings as a result of lower rental income achieved at Northridge Mall due to lower occupancy and higher interest expense attributable to prepayment charges incurred in the first quarter of 1995 in connection with the repayment and refinancing of the PAGE 7 mortgage loans on Northridge and Southridge Malls. The decrease was partially offset by the recognition in the first quarter of 1995 of income attributable to certain lease termination fees received by N/S Associates in the prior quarter. In addition, during 1995 Monmouth Associates wrote off the receivable balance of $3,576,000 primarily related to the accrued interest resulting from the difference between the accrual and pay rates recorded prior to April 1992, due to the uncertainty as to the collectibility of these amounts.

In addition, the Account recorded rental income of $2,379,439 for the year ended December 31, 1995 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $2,235,867 for the year ended December 31, 1994, primarily due to a modest increase in effective rental rates. Expenses related to the wholly-owned real estate investment totaled $1,756,139 for the year ended December 31, 1995 compared to $1,792,255 for the corresponding period in 1994.

For the year ended December 31, 1995, the Account recognized net unrealized depreciation of participation in mortgage loan of $27,817, and net unrealized appreciation on its investment in wholly-owned real estate property of $138,764 due to a reduction in estimated capital expenditures to be required in future years at the property, and net unrealized depreciation on its investment in unconsolidated joint ventures of $3,999,782. Approximately $2,199,000, $1,748,000 and $53,000 of unrealized depreciation recognized by the Account was attributable to the Account's investments in N/S Associates (Northridge Mall and Southridge
Mall), Monmouth Mall and 1225 Connecticut, respectively. The unrealized depreciation recognized is the result of reductions in the estimated value of each of the investments. The decrease in estimated value for the investment in Northridge Mall is attributed to poor sales, a number of tenant bankruptcies, lower occupancy and the leasing challenges it faces as discussed below. In addition, the decrease in estimated value for the investment in Southridge Mall is attributed to recent tenant bankruptcies and the amendment of Kohl's lease as discussed below. In addition, the trend of recent bankruptcies and general market conditions for retailers could have an adverse effect on both revenues and occupancy at both Northridge and Southridge Malls in the future. The decrease in estimated value for the investment in Monmouth Mall is attributable to lower sales, the slow lease up of renovated mall space, and the uncertainty of Macy's renewing their operating covenant. While Macy's has an obligation to operate a retail store at this location through the year 2005, their obligation to operate the store as a Macy's Department Store expired in 1995. The Macy's store continues to operate at the Monmouth Mall.

For the year ended December 31, 1994, the Account recognized net unrealized depreciation of investments in unconsolidated joint ventures of approximately $2,362,000. Approximately $217,000, $751,000 and $1,428,000 of unrealized depreciation recognized by the Account was attributable to the Account's investments in the 1225 Connecticut office building, Monmouth Mall and Northridge Mall, respectively, partially offset by a slight amount of PAGE 8 unrealized appreciation of approximately $34,000 in the Account's investment in Southridge Mall for the year.

Federated Department Stores converted the Abraham & Straus store at Monmouth Mall to a Stern's store in early 1995. Monmouth Associates may provide additional financing to the borrower/lessee to pay future costs necessary for a long-term solution to replace Abraham & Straus as a department store tenant at Monmouth Mall.
The recognition of unrealized depreciation in 1994 for the Account's investment in Monmouth Mall primarily reflected the Account's estimated share of the financing expected to be needed in the future to pay these costs.

The decrease in the estimated value of the investment in the 1225 Connecticut office building in 1994 was primarily attributable to a reduction in the assumed long-term rental rate growth that could be achieved for the property in future years. The decrease in the estimated value for the investment in the Northridge Mall in 1994 was primarily attributable to a reduction in anticipated leasing activity and the expected rents to be achieved for the property.
In general, in 1994, it was expected that the vacancy at Northridge Mall would lease up more slowly and the rents obtained would be lower than previously anticipated.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over the past three years. Compounding the problem of declining sales are the high operating costs for tenants at the mall due to high real estate taxes. Occupancy has also been affected by tenant bankruptcies during 1993, 1994 and 1995. As of December 31, 1995, occupancy of the mall shops was approximately 86%, including temporary tenants under short term leases.

To counter the negative perception of Northridge Mall, N/S Associates has implemented certain capital improvements and operational programs to improve the shopping center's safety and appearance, as well as instituted certain marketing efforts to enhance its image. Certain positive sales trends appear to indicate a modest improvement; however, elimination of the negative perception is expected to take some time. In addition, N/S Associates is seeking to increase occupancy at the shopping center by aggressively marketing space for new and renewal tenants through leasing incentives, as well as continuing to cooperate with existing tenants who need short-term rent reductions in order to retain occupancy of their space. Part of the leasing strategy includes targeting certain well-recognized retailers as a group that would become tenants at the shopping center. It is expected that the draw of this group of tenants would help the shopping center gain leasing momentum and aid in future leasing efforts.

Kohl's Department Store, a successful tenant occupying approximately 66,000 square feet of space at Southridge Mall, approached N/S Associates regarding an expansion of its tenant space and a reduction in its overall leasing costs. During the third quarter of 1995, N/S Associates and Kohl's entered into an amendment of its lease. Pursuant to the lease amendment, the term of Kohl's lease has been extended from 2001 until 2015 and the PAGE 9 tenant space has been increased by approximately 19,000 square feet to approximately 85,000 square feet, exclusive of storage space. Kohl's is required to pay annual base rent of $9.25 per square foot, as well as one-half of its pro rata share for real estate taxes and a fixed amount for common area maintenance expense.
Kohl's is also obligated to pay as additional rent a percentage of its gross receipts in excess of a minimum amount of annual sales to be determined after the tenant has occupancy of the entire leased space. N/S Associates is responsible for paying the costs of asbestos removal for the tenant space, which is estimated to be approximately $1,250,000. Kohl's is obligated to pay other costs associated with the leased space, including tenant improvements and lease buy-out and relocation costs, if any, of other tenants (one of whose lease continues until 2001) that currently occupy a portion of the expansion space. The lease amendment also contains an operating covenant pursuant to which Kohl's is obligated to operate its retail store at Southridge Mall until 2005, subject to earlier termination under certain circumstances. Although the lease amendment reduces Kohl's overall rent, the expansion of its space and the extension of its lease term is expected to help stabilize the shopping center on a long-term basis by ensuring Kohl's continued occupancy and contribution to customer traffic.
As of December 31, 1995, occupancy of Southridge Mall which is owned by N/S Associates was approximately 97%, including temporary tenants under short-term leases.

The Account paid asset management and mortality expense risk fees of $1,086,516 and $1,268,164 for the years ended December 31, 1995 and 1994, respectively. The decrease in fees is primarily due to the payment of the incentive asset management fees of $137,299 paid in 1994 to the Investment Adviser based upon the performance of the Account's real property investments relative to the FRC Property Index. No incentive asset management fee was payable in 1995.


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

Interest income represented income earned on the Account's investment in short-term securities and the participation in a PAGE 10 mortgage loan. Interest generated from short-term investments decreased to $20,847 from $161,348 for the years ended December 31, 1994 and 1993, respectively. This decrease was due primarily to a lower average amount invested in short-term securities. Income generated from participation in the mortgage loan for 1994 remained relatively unchanged compared to that for 1993.

For the year ended December 31, 1994, the Account's equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates, and 1225 Connecticut) was $2,094,682, which was a decrease from $2,097,089 for the year ended December 31, 1993.

In addition, the Account generated rental income of $2,235,867 for the year ended December 31, 1994 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $2,251,285 for the year ended December 31, 1993. Expenses related to the wholly-owned real estate investment totaled $1,792,255 for the year ended December 31, 1994 compared to $1,770,999 for the corresponding period in 1993.

The Account paid total asset management and mortality expense risk fees for the year ended December 31, 1994 of $1,268,164 compared to $1,323,099 for 1993. The decrease in fees reflects a decrease in the assets of the Account which was partially offset by an increase in performance fees paid in 1994.


Liquidity and Capital Resources

For the Year Ended December 31, 1995 Compared to the Year Ended
December 31, 1994 -

At December 31, 1995, the Account had cash of approximately $587,000 as compared to approximately $205,000 at December 31, 1994. The Account financed a portion of the contract terminations during the third and fourth quarters of 1995 through additional investments made by IDS Life Insurance Company (IDS Life). The Account had experienced net contract terminations in 14 consecutive quarters with net sales (including accumulation units purchased by IDS Life) in the last three quarters.

The liquidity requirements of the Account have generally been met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income, proceeds from sales of contracts, and borrowings under the line of credit from IDS Life and purchases of accumulation units by IDS Life discussed below. The primary uses of funds currently are expected to be for property operating expenses, asset management and mortality and expense risk fees and payments for contract terminations.

In March 1994, the Account obtained a revolving line of credit for up to $10 million from IDS Life to pay for contract surrenders and other obligations under the contracts. In June 1995, the revolving credit loan balance of $9,500,000 and accrued interest were repaid as discussed below.
PAGE 11
Effective May 1, 1995, new contract sales of the Account were discontinued. Additional purchase payments continue to be accepted for existing contracts in amounts specified in the Account's prospectus, whether by means of the previously established bank authorizations or otherwise. Existing contracts also continue to be serviced and surrender requests will be honored.

IDS Life continues to purchase accumulation units in order to maintain the Account and its liquidity. IDS Life makes these payments so that no contract holder is disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life made into the Account were used to pay off the amount that the Account had borrowed under its revolving line of credit. IDS Life expects to continue to make additional payments into the Account for accumulation units as needed in order to fund all of the Account's obligations under the contracts such as paying death benefits and contract terminations. As of December 31, 1995, IDS Life had purchased approximately 22,955,910 accumulation units.

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

Through December 31, 1995, Monmouth Associates had funded approximately $21,476,000 of the renovation loan for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital PAGE 12 contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan, including one made in July 1995, is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest, is currently expected to be approximately $28,500,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1996.

The renovation is nearing completion with tenant improvement work for one of the larger tenants and retainage work remaining. The occupancy of mall shops and outparcel space at the shopping center as of December 31, 1995 was approximately 77 percent. However, the mall shops and outparcel space are approximately 86 percent leased, including leases whose terms will commence after renovation of the tenant space permits occupancy.

The Account has a loan outstanding in the principal amount of approximately $7,770,000 as of December 31, 1995, secured by its wholly-owned real estate investment, West Springfield Terrace Apartments. The loan has an original term of seven years and bears interest at a rate of 9.5 percent per annum. The loan requires monthly payments of principal and interest aggregating $824,000 per annum until November of 1996 when the remaining principal balance of approximately $7,704,000 and any accrued and unpaid interest will be due and payable. The current budget for capital expenditures during 1996 is approximately $207,000 for painting, carpet replacement and other capital costs.

In February 1995, N/S Associates obtained a new mortgage loan secured by Southridge Mall in the principal amount of $35,000,000. The new mortgage loan has a term of seven years, bears interest at
8.35 percent per annum and requires monthly payments of interest only prior to maturity. A portion of the proceeds from the new mortgage loan was used to repay the two mortgage loans secured by Northridge Mall as well as the mortgage loan previously secured by Southridge Mall. Remaining net proceeds from the refinancing have been and will be used to pay tenant improvement and other capital costs at Northridge and Southridge Malls.

N/S Associates currently expects that it will incur approximately
$4,369,000 in 1996 for tenant improvement, asbestos removal and other capital items at Northridge and Southridge Malls. Actual amounts expended in 1996 may vary depending on a number of factors, including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year. N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost PAGE 13 of tenant improvements, asbestos removal and other capital items generally will be provided out of cash flows from the properties.
N/S Associates expended approximately $1,967,000 for tenant improvements, asbestos removal and other capital projects in 1995.

At December 31, 1995, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut and a wholly-owned property, West Springfield Terrace Apartments), mortgage loan and land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates, and a participation in the loan for Riverpoint Center) and short-term investments represented 70.6 percent, 27.2 percent and 2.2 percent of total assets, respectively. At December 31, 1994, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 72 percent, 27.3 percent and .7 percent of total assets, respectively.


For the Year Ended December 31, 1994 Compared to the Year Ended
December 31, 1993 -

At December 31, 1994, the Account had cash and investments in short-term securities of approximately $205,000 as compared to approximately $2,665,000 at December 31, 1993. The decrease was primarily attributable to net contract terminations during the year ended December 31, 1994. The Account financed a portion of the net contract terminations during 1994 through borrowings under its line of credit from IDS Life. The Account had experienced net contract terminations in each of the last 13 quarters.

The liquidity requirements of the Account were generally met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income and proceeds from sales of contracts. The primary uses of funds were for property operating expenses, asset management and mortality expense risk fees, payments for contract terminations and contributions to pay the Account's share of the financing of the Monmouth Mall renovation.

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

Outstanding principal may be repaid in whole or in part in increments (or multiples) of $100,000, together with any accrued and unpaid interest thereon, at any time without premium or penalty. Borrowings under the line of credit are generally unsecured, although IDS Life has a right to set off against any PAGE 14 deposits or credits of the Account held by IDS Life for outstanding borrowings. As of December 31, 1994, $2,100,000 was outstanding under the line of credit. The proceeds of these borrowings were used to pay contract terminations.

The Account had a loan outstanding in the principal amount of approximately $7,852,000 as of December 31, 1994, secured by its wholly-owned real estate investment.

At December 31, 1994, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 72 percent, 27.3 percent and .7 percent of total assets, respectively. At December 31, 1993, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 69 percent, 26 percent and 5 percent of total assets, respectively.
PAGE 15
Item 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                       IDS LIFE ACCOUNT RE
                                of
                    IDS LIFE INSURANCE COMPANY

                              Index


Independent Auditors' Report
Balance Sheets, December 31, 1995 and 1994
Statements of Operations, years ended December 31, 1995, 1994 and 1993
Statements of Changes in Contract Owners' Equity, years ended
 December 31, 1995, 1994 and 1993
Statements of Cash Flows, years ended December 31, 1995, 1994 and 1993
Notes to Financial Statements
Participation in Mortgage Loan on Real Estate and Interest Earned
 on Participation in Mortgage - Schedule III
Real Estate Owned and Rental Income - Schedule IV

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



 N/S ASSOCIATES, MONMOUTH ASSOCIATES & 1225 INVESTMENT CORPORATION
                   UNCONSOLIDATED JOINT VENTURES
                               of
                       IDS LIFE ACCOUNT RE

                              Index


Independent Auditors' Report
Combined Balance Sheets, December 31, 1995 and 1994
Combined Statements of Operations, years ended December 31, 1995,
 1994 and 1993
Combined Statements of Partners' Capital Accounts, years ended
 December 31, 1995, 1994 and 1993
Combined Statements of Cash Flows, years ended December 31, 1995,
 1994 and 1993
Notes to Combined Financial Statements
Participation in Mortgage Loan on Real Estate and Interest Earned
 on Participation in Mortgage - Schedule III
Combined Real Estate Owned and Rental Income - Schedule IV

Schedules not Filed:
    All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in financial statements or the related notes.
PAGE 16
                        INDEPENDENT AUDITORS' REPORT



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Life Account RE at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                    KPMG Peat Marwick LLP


Minneapolis, Minnesota
March 22, 1996

PAGE 17
                           IDS LIFE ACCOUNT RE
                                   of
                        IDS LIFE INSURANCE COMPANY

                             BALANCE SHEETS

                                                                    December 31,   December 31,
                                                                        1995           1994

    Assets:
     Cash                                                           $   586,729    $   204,859
     Receivable from IDS Life for contracts sold                        300,000          5,225
     Investments in unconsolidated joint ventures,
       at fair value (cost of $35,858,482 and
       $34,753,104 at December 31, 1995
       and December 31, 1994, respectively) (Note 4)                 24,150,472     27,044,876
     Participation in mortgage loan, at fair
       value (cost of $3,047,188 at December 31, 1995
       and December 31, 1994) (Note 4)                                2,966,206      2,994,023
     Accrued interest on participation in mortgage loan                  (5,400)            --
     Investment in wholly-owned real estate
      property (Note 5):
       Building, at fair value (cost of $14,174,329
         and $14,010,548 at December 31, 1995 and
         December 31, 1994, respectively)                            12,380,339     12,077,794
       Land, at fair value (cost of $3,915,263
         at December 31, 1995 and December 31, 1994)                  3,915,263      3,915,263
       Deferred borrowing costs, net of accumulated
         amortization of $157,577 and $131,726 at
         December 31, 1995 and December 31, 1994, respectively           23,879         49,730
     Other assets                                                        43,135         34,507

         Total assets                                               $44,360,623    $46,326,277


    Liabilities:
     Payable to IDS Life for:
       Operating expenses                                           $    76,619    $    58,400
       Contract terminations                                            271,318         10,139
       Revolving loan-principal                                              --      2,100,000
       Revolving loan-interest                                               --          9,224
     Accrued mortality and expense risk fee                              40,420         40,136
     Accrued asset management fee                                        50,525         50,171
     Liabilities related to wholly-owned
      real estate property (Note 5):
       Accounts payable and other liabilities                           244,937        212,197
       Mortgage payable                                               7,770,339      7,852,279

        Total liabilities                                             8,454,158     10,332,546


    Contract Owners' Equity:
     Net assets applicable to Variable Annuity
       contracts in accumulation period                             $35,906,465    $35,993,731


    Accumulation units outstanding                                   36,353,929     34,238,180

    Net asset value per accumulation unit                           $       .99    $      1.05


    See accompanying notes to financial statements.

PAGE 18
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS



                                                                For the years ended

                                                     December 31,   December 31,   December 31,
                                                         1995           1994           1993

    Income (Note 4):
     Interest income                                 $   264,581    $    286,386   $   428,480
     Account's equity in earnings of
       unconsolidated joint ventures                   1,924,741       2,094,682     2,097,089
     Rental income                                     2,379,439       2,235,867     2,251,285
     Unrealized (depreciation) appreciation of
       participation in mortgage loan                    (27,817)         (1,577)      172,373
     Unrealized (depreciation) of investments
       in unconsolidated joint ventures               (3,999,782)     (2,361,701)     (188,079)
     Unrealized appreciation of investment in
       wholly-owned real estate property                 138,764              --       308,240

         Total income                                    679,926       2,253,657     5,069,388


    Expenses (Note 3):
     Asset management fee                                603,620         765,557       773,849
     Mortality and expense risk fee                      482,896         502,607       549,250
     Professional services                                39,715          36,384        49,829
     Amortization of deferred organizational
       and borrowing costs                                25,851          25,852        25,922
     Salaries                                             28,218          34,091        37,980
     Revolving loan interest                              94,124          26,169            --
     Other operating expenses                             27,884          17,132        45,142
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                          741,811         749,268       756,051
       Utilities                                         153,416         194,543       139,974
       Repairs and maintenance                           219,829         144,472       177,047
       Property and other taxes                          186,440         200,243       197,478
       Salaries                                          181,540         216,137       243,220
       Management fees                                   118,983         112,234       112,765
       Other                                             154,120         175,358       144,464

         Total expenses                                3,058,447       3,200,047     3,252,971


    Net income (loss)                                $(2,378,521)   $   (946,390)  $ 1,816,417




    See accompanying notes to financial statements.

                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

               STATEMENTS OF CHANGES IN CONTRACT OWNERS' EQUITY





                                                                 For the years ended

                                                      December 31,  December 31,   December 31,
                                                          1995          1994           1993


    Net income (loss)                                $ (2,378,521)  $   (946,390)  $  1,816,417
    Contract purchase proceeds                         24,922,267      1,452,798      1,766,368
    Contract termination payments                     (22,631,012)    (6,637,325)    (8,639,748)

    Decrease in net assets                                (87,266)    (6,130,917)    (5,056,963)

    Contract owners' equity at
      beginning of year                                35,993,731     42,124,648     47,181,611

    Contract owners' equity at end of year           $ 35,906,465   $ 35,993,731   $ 42,124,648





    Accumulation Unit Activity

      Units purchased with proceeds from sale
        of contracts                                   23,170,080      1,334,632      1,661,478
      Units redeemed for contract terminations        (21,054,331)    (6,096,883)    (8,136,479)

      Net increase (decrease) in units                  2,115,749     (4,762,251)    (6,475,001)

      Units outstanding at beginning of year           34,238,180     39,000,431     45,475,432

      Units outstanding at end of year                 36,353,929     34,238,180     39,000,431



    See accompanying notes to financial statements.

PAGE 20
                              IDS LIFE ACCOUNT RE
                                      of
                           IDS LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS


                                                                For the years ended

                                                      December 31,   December 31,   December 31,
                                                          1995           1994           1993


    Cash flows from operating activities:
     Net Income (loss)                               $ (2,378,521)  $  (946,390)   $  1,816,417
     Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Account's equity in earnings of
         unconsolidated joint ventures                 (1,924,741)    (2,094,682)    (2,097,089)
       Change in accrued interest on participation
         in mortgage loan                                   5,400             --         21,977
       Amortization of organizational & borrowing costs    25,851         25,852         25,922
       Change in cumulative discount amortization
         on short-term investments                             --         12,590         94,160
       Change in unrealized depreciation of investments
         in unconsolidated joint ventures               3,999,782      2,361,701        188,079
       Change in unrealized depreciation (appreciation)
         of participation in mortgage loan                 27,817          1,577       (172,373)
       Change in unrealized (appreciation)
         depreciation of investment in wholly-owned
         real estate property                            (138,764)            --       (308,240)
       Change in other assets                              (8,628)         1,505         67,708
       Change in payable to IDS Life-operating expenses    18,219         (3,889)        (5,746)
       Change in accrued mortality and expense risk fees      284         (4,531)        (5,803)
       Change in accrued asset management fees                354         (5,663)        (7,253)
       Change in payables and other liabilities related
         to wholly-owned real estate property              32,740         49,580         (3,795)
       Change in payable to IDS Life for revolving
         loan interest                                     (9,224)         9,224             --
           Total adjustments to net income (loss)       2,029,090        353,264     (2,202,453)
           Net cash used in operating activities         (349,431)      (593,126)      (386,036)

    Cash flows from investing activities:
     Net sales (purchases) of short-term securities            --      2,481,059      5,459,869
     Capital improvements to wholly-owned real estate    (163,781)      (110,874)       (24,825)
     Distributions received from joint ventures         1,504,514      1,457,190      1,745,340
           Net cash provided by investing activities    1,340,733      3,827,375      7,180,384

    Cash flows from financing activities:
     Proceeds from sales of contracts                  24,627,492      1,448,173      1,777,709
     Payments for contract terminations               (22,369,833)    (6,674,263)    (8,654,423)
     Decrease in mortgage payable                         (81,940)       (74,542)       (67,812)
     Change in payable to IDS Life for revolving loan  (2,100,000)     2,100,000             --
     Contributions to Monmouth renovation                (685,151)            --             --
           Net cash used in financing activities         (609,432)    (3,200,632)    (6,944,526)
    Net increase (decrease) in cash                       381,870         33,617       (150,178)
    Balance of cash at beginning of year                  204,859        171,242        321,420
    Balance of cash at end of year                   $    586,729   $    204,859   $    171,242


    Supplemental cash flow disclosure:
     Cash paid for mortgage and revolving
      loan interest                                  $    835,935   $    775,437   $    756,051




    See accompanying notes to financial statements.


PAGE 21
                      IDS LIFE ACCOUNT RE
                              of
                   IDS LIFE INSURANCE COMPANY

                       December 31, 1995

                  NOTES TO FINANCIAL STATEMENTS

1. Organization

   IDS Life Account RE (the Account) is a segregated asset account of IDS Life Insurance Company (IDS Life) under Minnesota law.
   A registration statement under the Securities Act of 1933 relative to the deferred variable annuity contracts (the Contracts) issued by the Account became effective on August 6, 1987. Effective May 1, 1995, the Account discontinued new contract sales. The assets of the Account are held for the exclusive benefit of contract owners and are not chargeable with liabilities arising out of any other business conducted by IDS Life.

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

   Investments in Real Property, Mortgage Loans and
     Land/Sale-Leasebacks
   The Account initially values real estate related investments at their cost (including acquisition or mortgage placement fees and other acquisition or placement expenses) unless circumstances otherwise indicate that a different value should be used. Subsequently, the value of these investments will be periodically determined by JMB Annuity Advisers (the Investment
PAGE 22
   Adviser). Procedures utilized to determine the estimated value include the following: (i) at the time of purchase and once every two years thereafter, each real property investment and each real property underlying a participating mortgage loan or land sale-leaseback investment will be appraised by an independent appraiser or an existing appraisal will be updated,
   (ii) various assumptions including, but not limited to, occupancy and rental rates, expense levels, net operating income, average capital costs and capitalization rates upon sale will be used in determining the discounted present value of an investment's estimated cash flow and its estimated sale proceeds or its asset value under a direct capitalization methodology, and (iii) for fixed interest rate mortgage loans and fixed rental rate land sale-leaseback investments, estimated values will be determined by comparison to current interest rates on U.S. Treasury debt as adjusted for a risk differential of the Account's investments. The relative weight to be given to a particular methodology or other relevant factors in determining the estimated asset value of a particular real property will depend upon an assessment of the existing and anticipated market conditions and property specific factors relevant to such real property. There is no assurance that the assumptions, estimates and methodologies used in valuing the Account's real estate related investments will in fact prove accurate or that such values would in fact be realized. Such estimates involve subjective judgments as the actual price of real estate can only be determined between independent third parties in sales transactions. In addition, any expenses that may be borne by the Account in connection with the disposition of a real estate related investment are not deducted in determining its estimated value.

   Because the Account values its real property investments at estimated fair values, no provision for depreciation expense is recorded.

   Each day the Account will record estimated income and expenses attributable to real estate related assets. Periodically, adjustments to reflect the difference between estimated and actual income and expenses will be made.

   Federal Income Taxes
   IDS Life is taxed as a life insurance company. The Account is treated as part of IDS Life for federal income tax purposes.
   Under existing federal income tax law, no income taxes are payable with respect to any income of the Account.

   Use of Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the period. Actual results could differ from those estimates.

PAGE 23
3. Fees and Expenses

   The Account pays a mortality and expense risk fee to IDS Life which is accrued daily and is equal, on an annual basis, to 1.00 percent of the average daily asset value, as defined, of the Account. The mortality risk is IDS Life's guarantee to make retirement payments according to the terms of the Contract, no matter how long annuitants live. The expense risk portion of the fee is paid to IDS Life for its guarantee that the various fees paid by the Account to IDS Life will not be increased in the future. For the years ended December 31, 1995, 1994 and 1993, the Account paid IDS Life a mortality and expense risk fee of $482,896, $502,607 and $549,250, respectively.

   The Account also pays IDS Life an asset management fee equal, on an annual basis, to 1.25 percent of the average daily asset value, as defined, of the Account. A portion of this fee, equal to 0.95 percent of the average daily asset value, is paid by IDS Life to the Investment Adviser. The total fee may be adjusted upward to a maximum of 1.50 percent depending upon the performance of the Account's real property investments as measured against the FRC Property Index. The performance-related portion of the fee is calculated and recorded on an annual basis when the FRC Property Index is released each year for the preceding calendar year. No performance fee was paid by the Account in 1995 for 1994. The performance fee paid by the Account in 1994 for 1993 was $137,299. The performance fee paid by the Account in 1993 for 1992 was $87,287. Any performance fee adjustment will be paid to the Investment Adviser. For the years ended
   December 31, 1995, 1994 and 1993, the Account paid total asset management fees of $603,620, $765,557 and $773,849, respectively.

   IDS Life receives from the Account an acquisition and mortgage placement fee equal to 3.75 percent of the total cash to be paid or advanced by the Account (net of any borrowings in the case of real property investments) in connection with each real property investment, mortgage loan or land sale-leaseback investment made by the Account. A portion of this fee, equal to
   3.50 percent, is paid to the Investment Adviser in consideration for its services in connection with the acquisition or placement of real estate related investments of the Account. No acquisition and mortgage placement fees were paid in 1995, 1994 or 1993.

   The Account pays for all operational expenses incurred on its behalf. For the years ended December 31, 1995, 1994 and 1993,
   IDS Life was reimbursed $56,102, $51,223 and $83,122, respectively, for personnel-related expenses incurred in the administration of the Account.

4. Investments in Unconsolidated Joint Venture Partnerships and
   Participation in Mortgage Loan

   Joint Venture Partnership - N/S Associates

   IDS Life, on behalf of the Account, entered into a joint venture partnership called N/S Associates, which on April 4, 1988
PAGE 24
   acquired interests in two enclosed super regional shopping malls that are described below.

   The terms of N/S Associates' partnership agreement provide that its annual net cash flows and net sales or refinancing proceeds generally will be distributed among all of the partners in accordance with their respective percentage ownership interests in N/S Associates.

   The Account contributed approximately $12,008,000 to N/S Associates as its capital contribution. The percentage interest of the Account in N/S Associates is 5.92 percent. In connection with the purchase of the shopping malls, the Account paid to IDS Life and the Investment Adviser their respective portions of the acquisition fee amounting to approximately $450,000.

   Summary of Real Estate Investments Made Through N/S Associates

   Milwaukee, Wisconsin - Northridge Mall

   The Account, through N/S Associates, owns an interest in an existing enclosed super regional shopping center in Milwaukee, Wisconsin, known as Northridge Mall. The mall shops and four adjacent department stores comprising the shopping center contain approximately 1,053,000 square feet of gross leasable area, of which N/S Associates owns approximately 399,000 square feet consisting of mall shops (approximately 388,000 square feet) and storage space (approximately 11,000 square feet).
   The remaining 654,000 square feet of gross leasable area are occupied by four department stores, three of which own their own stores and a portion of the parking area. The fourth department store leases its space from an unaffiliated third party.

   N/S Associates acquired its interest in the shopping center in April 1988 for a purchase price of approximately $108,107,000, of which $89,653,000 was paid in cash at closing, subject to the existing mortgage loans with a then outstanding aggregate balance of approximately $18,454,000. In addition to the purchase price, a reserve of $8,900,000 was established, all of which had been used to pay for certain capital improvements made at the shopping center. In February 1995, the two mortgage loans secured by the property were repaid with a portion of the proceeds from the refinancing of the Southridge Mall mortgage loan.

   The shopping center is being managed by an affiliate of the Investment Adviser under a management agreement. The affiliate of the Investment Adviser receives an annual fee equal to 3.75 percent of the gross receipts of the property plus reimbursement of certain direct expenses in connection with the property management.

   Greendale, Wisconsin - Southridge Mall

   The Account, through N/S Associates, owns an interest in an existing enclosed super regional shopping center in Greendale, Wisconsin, known as Southridge Mall. The mall shops and five adjacent department stores comprising the shopping center

PAGE 25
   contain approximately 1,297,000 square feet of gross leasable area, of which N/S Associates owns approximately 437,000 square feet, including the space leased to one of the department stores. The remaining 860,000 square feet of gross leasable area are occupied by four other department stores, three of which own their own stores and a portion of the parking area. The fourth department store leases its space from an unaffiliated third party.

   N/S Associates acquired its interest in the shopping center for a purchase price of approximately $115,401,000, of which $96,865,000 was paid in cash at closing. In addition to the purchase price, a reserve of approximately $7,250,000 was established for capital improvements, all of which had been used to pay for certain capital improvements made at the shopping center. In February 1995, the mortgage loan secured by the property was repaid with a portion of the proceeds from a new mortgage loan in the principal amount of $35,000,000. The new mortgage loan has a term of seven years, bears interest at
   8.35 percent per annum and requires monthly payments of interest only prior to maturity. Proceeds from the new mortgage loan were also used to repay the two mortgage loans secured by Northridge Mall. The remaining net proceeds from the new loan were used to pay approximately $2,900,000 of tenant improvement and other capital costs incurred for Northridge and Southridge Malls.

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

   The terms of Monmouth Associates' partnership agreement provide that its annual net cash flows and net sales or refinancing proceeds generally will be distributed among all of the partners in accordance with their respective percentage interests in Monmouth Associates. The Account contributed approximately $10,000,000 to Monmouth Associates as its initial capital contribution. The Account has made additional capital contributions of approximately $685,000. The percentage interest of the Account in Monmouth Associates is 6.97 percent.
PAGE 26
   In connection with the investment, the Account paid to IDS Life and the Investment Adviser their respective portions of the acquisition and mortgage placement fee amounting to approximately $375,000.

   Summary of Real Estate Investment Made Through Monmouth
   Associates

   Eatontown, New Jersey - Monmouth Mall

   The Account, through Monmouth Associates, acquired an interest in the land underlying a shopping center in Eatontown, New Jersey known as Monmouth Mall. The mall is located on approximately 90 acres of land, of which Monmouth Associates owns approximately 88.5 acres, subject to the rights of one of the department store tenants to acquire the land underlying its store and the improvements thereon for nominal consideration. The remaining acres are owned by 2 department stores. Monmouth Associates acquired its interest in the land for a purchase price of approximately $13,000,000.

   Monmouth Associates entered into an agreement whereby the land underlying the mall is leased back to the Borrower/Lessee under a long-term ground lease. The long-term ground lease, which has a term of 75 years, provides for monthly base rent aggregating $1,170,000 annually with minimum payments of $650,000. The long-term ground lease also provides for contingent rent, payable quarterly out of the excess, if any, of substantially all of the gross receipts from the shopping center received by the Borrower/Lessee over certain base amounts, equal to the sum of (x) a specified annual amount (commencing in the fourth lease year at $390,000 per annum and increasing in the sixth lease year to $520,000 per annum), increased until paid at the "applicable rate" of interest payable under the first leasehold mortgage loan described below (such amount as so increased herein called the "rent shortfall amount"), plus (y) 15 percent of the balance of such excess gross receipts remaining after deducting the aggregate amount paid at such time of the rent shortfall amount under the long-term ground lease and the "interest shortfall amount" under the first leasehold mortgage loan as described below.

   In addition, Monmouth Associates made a first leasehold participating mortgage loan in the original principal amount of $128,920,000 to the Borrower/Lessee which is secured by the leasehold real estate and the improvements thereon. The current loan amount is $127,670,000. The loan has a term of 15 years, which may be extended from time to time at the option of Monmouth Associates for up to an additional 20 years. The loan provides for monthly payments of base interest at a base rate of approximately 5.98 percent per annum for the first two loan years, approximately 7.97 percent per annum for the third loan year and approximately 5.00 percent per annum for each loan year thereafter. The first leasehold mortgage also provides for quarterly payments of contingent interest, payable out of the excess, if any, of substantially all of the gross receipts from
PAGE 27
   the shopping center received by the Borrower/Lessee over certain base amounts, equal to the sum of (x) the difference between the amount of interest payable on the loan at the "applicable rate" and that payable at the base rate described above, increased until paid at the applicable rate (such amount as so increased herein called the "interest shortfall amount"), plus (y) 45 percent of the balance of such excess gross receipts remaining after deducting the aggregate amount paid at such time of the rent shortfall amount under the ground lease and the interest shortfall amount under the first leasehold mortgage loan. The "applicable rate" under the loan is 5.98 percent per annum for the first two loan years, 7.97 percent per annum for the next three loan years and 8.97 percent per annum for each loan year thereafter. In addition, upon a joint sale or refinancing of the land and improvements or at maturity of the leasehold mortgage loan, Monmouth Associates is entitled to receive certain participations in the proceeds from such sale or refinancing after payment of its investment in the land and/or repayment of the principal amount of the leasehold mortgage loan. For financial reporting purposes, Monmouth Associates discontinued the accrual of contingent interest on the leasehold mortgage loan in April 1992 as a result of uncertainty as to the collectibility of such contingent interest in light of the previous decrease in the estimated value of Monmouth Mall. In addition, for financial reporting purposes, no contingent rent was accrued under the ground lease for 1995, 1994 or 1993. In
   1995, Monmouth Associates wrote off the receivable balance of $3,576,000 primarily related to the accrued interest resulting from the difference between the accrual and pay rates
   ("contingent interest") recorded prior to 1992, due to the uncertainty as to the collectibility of these amounts.

   Monmouth Associates is obligated to make certain additional loans to the Borrower/Lessee under certain circumstances to finance the cost of 60 percent of tenant improvements or other ordinary capital expenditures. In addition, in May 1994, Monmouth Associates made a loan to finance the cost of a renovation of the shopping center, which commenced during the third quarter of 1994. The renovation consists of, among other things, the addition of a food court and cinema and the re-merchandising of approximately 300,000 square feet of gross leasable area. The renovation loan from Monmouth Associates bears interest at a fixed interest rate of 10.5 percent per annum. In addition, Monmouth Associates' participation in certain levels of sale or refinancing proceeds from the property will be increased until Monmouth Associates has received aggregate payments equal to an internal rate of return of 11 percent per annum on its investments in the land and/or the first leasehold mortgage loan. The maximum amount of the renovation loan is $29,100,000, and the cost of the renovation is currently estimated to be $28,500,000. As of December 31, 1995, Monmouth Associates had funded approximately $21,476,000, using its cash reserves, cash flow and additional capital contributions made pro rata based upon the respective interests of the joint venture partners in Monmouth Associates. The renovation loan requires monthly payments of interest only until
PAGE 28
   maturity when the entire principal amount and any accrued and unpaid interest will be due. The renovation loan will mature contemporaneously with the first leasehold mortgage loan in October 2003, subject to acceleration or extension of the loan by Monmouth Associates under certain circumstances.

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

   In January 1994, the Corporation refinanced its mortgage loan with a first mortgage loan in the principal amount of $7,000,000 bearing interest at 6.98 percent per annum. The new loan
PAGE 29
   requires monthly payments of interest only aggregating $488,600 per annum until maturity in February 2001 when the principal amount together with accrued interest will be due and payable. Under certain circumstances, the principal amount of the loan may be prepaid in whole (but not in part), subject to a prepayment premium. Pursuant to the deed of trust securing the mortgage loan, the Corporation is prohibited from modifying Ernst & Young's primary lease or from entering into certain other tenant leases without the lender's consent. Prior to selling the property or encumbering the property with any additional debt, the Corporation must obtain the consent of the lender, which may be arbitrarily withheld. However, subject to certain restrictions, the Corporation has a one-time right to transfer title to the property together with an assumption of the mortgage loan.

   The property is being managed under an agreement pursuant to which the manager is obligated to manage 1225 Connecticut, collect all of the receipts from operations and, to the extent available from such receipts, pay all of the expenses of 1225 Connecticut. The manager is paid a fee equal to 2.5 percent of the gross revenues of 1225 Connecticut, plus reimbursement for
   certain direct expenses of the manager.   The property had
   previously been managed by JMB Properties Company, an affiliate of the Investment Adviser. In December 1994, JMB Properties Company sold substantially all of its assets to an unaffiliated third party, and certain management personnel of JMB Properties Company became management personnel of the third party. As a result of the sale, the successor to JMB Properties Company's assets became the property manager of the 1225 Connecticut office building on the same terms that existed prior to the sale.

   1225 Connecticut leases approximately 80 percent of the available space of the property to one tenant under leases, all with terms of 12 years. For the year ended December 31, 1995, such tenant represented approximately 77 percent of total revenues.

   Pursuant to a lease currently in effect, an unaffiliated third party leases and operates the entire parking garage (subject to certain parking rights provided for tenants of the property) until November 1997. The lease provides for a fixed rent payment of $485,000 a year (which reflects an increase at the end of 1993 from $430,000 a year), provides that the lessee shall pay the operating expenses of the parking garage and does not provide such lessee with an option to extend the term of the
   lease.
PAGE 30

   Unconsolidated Joint Ventures - Summary Information

   Summary information for the Account of its investments in Unconsolidated Joint Ventures as of and for the years ended
   December 31, 1995 and 1994 is as follows:

                                                       As of and for     As of and for
                                                       the year ended    the year ended
                                                       Dec. 31, 1995     Dec. 31, 1994

Account's investment in Unconsolidated
    Joint Ventures                                     $  24,150,472     $  27,044,876

Account's share of net investment income from
    Unconsolidated Joint Ventures                      $   1,924,741     $   2,094,682

Net depreciation in Unconsolidated Joint Ventures      $  (3,999,782)    $  (2,361,701)

Total net investment income of Unconsolidated
    Joint Ventures                                     $  20,070,000     $  27,482,000

Total assets of Unconsolidated Joint Ventures          $ 346,343,000     $ 393,717,000

Total liabilities of Unconsolidated Joint Ventures     $  54,722,000     $  48,558,000


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

   The ten-year loan requires periodic payments of interest only and bears basic interest at the rate of 8.84 percent per annum in the first loan year, 8.75 percent per annum during the second loan year, increasing 0.50 percent per annum in the fourth and
   0.25 percent per annum in the seventh loan year to a maximum
PAGE 31
   rate of 9.50 percent per annum, payable monthly in advance. The loan also provides for additional annual simple accrual of interest at the rate of 2.00 percent per annum payable upon prepayment or maturity. For financial reporting purposes, commencing in August of 1991, the Account suspended recognition of income related to the simple accrual interest receivable (deferred until maturity).The loan also provides for additional interest in an amount equal to a percentage of annual gross income from the underlying property (exclusive of tenant reimbursement of expenses) in excess of a base amount and, on sale or repayment of the loan, an amount equal to a percentage of the subsequent increase in the value of the underlying property in excess of a specified amount. Such amounts of additional interest payments made by the Borrower will be used to offset, on a dollar-for-dollar basis, the amount of accrued interest payable. The loan is generally non-recourse to the Borrower and its partners.

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

   The Account paid $15,222,278 for the apartment complex in cash at closing, excluding closing costs and prorations. In connection with the acquisition of the property, the Account paid a prepayment charge at closing of $92,221 to the lender that held the mortgage loan on the property. The Account also paid to IDS Life and the Investment Adviser their respective portions of the acquisition fee amounting to $274,834. At the time of the acquisition it was anticipated that an additional amount of approximately $1,450,000 would be used by the Account to pay the cost of upgrading kitchens and bathrooms and certain other upgrades and capital improvements at the complex. The renovation project was subsequently increased to include replacing certain carpets in units as they were renovated and to increase the number of units that received certain upgrades. The renovation project was completed during 1992 at an aggregate cost of approximately $1,900,000. To date the Account has paid IDS Life and the Investment Adviser their respective portions of the acquisition fee amounting to $18,000 in connection with the renovation project.
PAGE 32
   In November 1989, the Account obtained a loan from an institutional lender in the principal amount of $8,000,000 secured by a first mortgage on the property. At December 31, 1995, the current balance of the mortgage loan encumbering the property was approximately $7,770,000. The loan has a term of seven years and bears interest at a rate of 9.50 percent per annum. The loan required monthly payments of interest only during the first three loan years and thereafter is amortizable over a 27-year schedule through monthly payments of principal and interest aggregating $824,400 per annum until November 1996, when the remaining principal balance and any accrued and unpaid interest of approximately $7,704,000 is due and payable.

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

6. Liquidity Arrangements with IDS Life

   The Account has experienced substantial net contract terminations over the past several years, which have adversely affected its liquidity. In March 1994, the Account obtained a short-term revolving line of credit for up to $10 million from IDS Life to pay for contract surrenders and other obligations under the Contracts. On June 2, 1995, the line of credit was terminated and the Account repaid the outstanding balance under the line of credit with the proceeds from accumulation units purchased by IDS Life. For the year ended December 31, 1995, IDS Life cumulatively contributed $24,700,000 toward the purchase of accumulation units. IDS
   Life expects to continue to make additional payments into the Account for accumulation units in order to maintain the Account and its liquidity. As of December 31, 1995, IDS Life's portion of the Contract Owners' Equity was $22,644,467, which represents 63% of total Contract Owners' Equity.

Schedule III

                              IDS LIFE ACCOUNT RE
                                       of
                           IDS LIFE INSURANCE COMPANY


                 Participation in Mortgage Loan on Real Estate and
                   Interest Earned on Participation in Mortgage

                               December 31, 1995



                           Part 1 - Participation in Mortgage           Part 2 - Interest Earned on
                          Loan on Real Estate at Close of Year         on Participation in Mortgage

Liens on Shopping Center:
                                  Principal unpaid     Amount of       Interest due
Riverpoint Center     Carrying       at close       mortgage being     & accrued at      Interest
Chicago, Illinois    Amount (A)      of period        foreclosed      end of period    Income Earned
      1995          $ 2,966,206     $ 2,875,853      $        --      $     (5,400)     $   264,581

      1994          $ 2,994,023     $ 2,875,853      $        --      $         --      $   265,288

      1993          $ 2,995,600     $ 2,875,853      $        --      $         --      $   266,600







(A) - Reconciliation of the carrying value of the participation in the mortgage loan:

                                                         1995              1994             1993

      Balance at the beginning of year...........   $   2,994,023     $  2,995,600     $  2,823,227
      Changes during year:
        Unrealized appreciation (depreciation)...         (27,817)          (1,577)         172,373

      Balance at end of year.....................   $   2,966,206     $  2,994,023     $  2,995,600

PAGE 34
Schedule IV
                              IDS LIFE ACCOUNT RE
                                      of
                           IDS LIFE INSURANCE COMPANY


                       Real Estate Owned and Rental Income

                               December 31, 1995



                                  Part 1 - Real Estate Owned at End of Year (A)

Apartment Complex:

 West Springfield                   Amount at                                            Amount at
Terrace Apartments                which carried       Cost of         Unrealized       which carried
  Fairfax County,    Amount of    at beginning      improvements,     Appreciation      at close of
     Virginia       encumbrance   of period (A)          etc.         (Depreciation)     period (B)

       1995         $ 7,770,339    $15,993,057      $    163,781       $    138,764     $16,295,602

       1994         $ 7,852,279    $15,882,183      $    110,874       $        --      $15,993,057

       1993         $ 7,926,821    $15,549,118      $     24,825       $   308,240      $15,882,183


                                      Part 2 - Rental Income

                     Rents due    Total rental       Expended for
                    and accrued      income         interest taxes,    Net income
                     at end of     applicable        repairs, and      applicable
                       period      to period           expenses        to period

       1995         $    4,016     $ 2,379,439        $ 1,756,139     $   623,300

       1994         $   (1,895)    $ 2,235,867        $ 1,792,255     $   443,612

       1993         $    3,929     $ 2,251,285        $ 1,770,999     $   480,286




(A) - Reconciliation of real estate owned:

                                                        1995               1994            1993

      Balance at the beginning of year............  $ 15,993,057      $ 15,882,183     $ 15,549,118

      Additions (deductions) during year:
        Improvements, etc.........................       163,781           110,874           24,825
        Unrealized appreciation(depreciation).....       138,764                --          308,240

      Balance at end of year......................  $ 16,295,602      $ 15,993,057     $ 15,882,183


(B) - Reserve for depreciation is not applicable as real estate owned is stated at estimated fair market value.

/TABLE

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of N/S Associates, Monmouth Associates and 1225 Investment Corporation, at December 31, 1995 and 1994 and the results of their combined operations and combined cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                         KPMG PEAT MARWICK LLP


Chicago, Illinois
March 22, 1996
PAGE 36
                       IDS LIFE ACCOUNT RE
                  OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

                     Combined Balance Sheets

                    December 31, 1995 and 1994


                                      Assets

                                                                          1995            1994
Investments in real estate                                            $328,270,000     373,654,000
Cash and cash equivalents (note 1)                                      12,908,000       5,727,000
Short-term investments                                                          --       7,589,000
Rents, interest, and other receivables                                   2,754,000       6,465,000
Other assets                                                             2,411,000         282,000

                                                                      $346,343,000     393,717,000


                      Liabilities and Partners' Capital Accounts

Mortgage notes payable (note 3)                                       $ 42,000,000      37,929,000
Accounts payable and other accrued expenses                             12,722,000      10,629,000

         Total liabilities                                              54,722,000      48,558,000

Commitments and contingencies (notes 2 and 4)

Partners' capital accounts (notes 1 and 2):
 IDS Life Account RE:
  Capital contributions                                                 32,856,000      32,171,000
  Cumulative net investment income                                      13,783,000      11,858,000
  Cumulative share of net unrealized depreciation                      (11,708,000)     (7,708,000)
  Cumulative cash distributions                                        (10,781,000)     (9,276,000)
                                                                        24,150,000      27,045,000

Venture partners:
  Capital contributions                                                379,954,000     370,809,000
  Cumulative net investment income                                     166,032,000     147,887,000
  Cumulative share of net unrealized depreciation                     (148,138,000)    (86,200,000)
  Cumulative cash distributions                                       (130,377,000)   (114,382,000)
                                                                       267,471,000     318,114,000

         Total partners' capital accounts                              291,621,000     345,159,000

                                                                      $346,343,000     393,717,000




                       See accompanying notes to combined financial statements.

PAGE 37
                        IDS LIFE ACCOUNT RE
                   OF IDS LIFE INSURANCE COMPANY
 N/S Associates, Monmouth Associates and 1225 Investment Corporation
        Unconsolidated Joint Ventures of IDS Life Account RE

                  Combined Statements of Operations

             Years Ended December 31, 1995, 1994 and 1993


                                                         1995             1994            1993

Investment income:
 Rental income                                        $38,140,000      41,706,000      40,150,000
 Interest                                               7,685,000       8,083,000       7,434,000

                                                       45,825,000      49,789,000      47,584,000

Investment expenses:
 Mortgage and other interest                            4,250,000       3,224,000       2,979,000
 Real estate taxes                                      7,401,000       8,106,000       8,967,000
 Property operating expenses                           13,744,000      10,657,000       9,752,000
 General and administrative                               360,000         320,000         248,000

                                                       25,755,000      22,307,000      21,946,000

    Net investment income                            $ 20,070,000      27,482,000      25,638,000

Unrealized depreciation on investments
 in real estate (note 1)                             $(65,938,000)    (34,437,000)     (9,455,000)





























                       See accompanying notes to combined financial statements.

PAGE 38
                       IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
       Unconsolidated Joint Ventures of IDS Life Account RE

        Combined Statements of Partners' Capital Accounts

          Years Ended December 31, 1995, 1994 and 1993



                                                      Combined         IDS Life        Venture
                                                        Total         Account RE       Partners

Balance at December 31, 1992                        $375,139,000       28,605,000    346,534,000

Net investment income                                 25,638,000        2,097,000     23,541,000
Net unrealized depreciation on investments
  in real estate                                      (9,455,000)        (188,000)    (9,267,000)
Cash distributions and dividends                     (21,776,000)      (1,745,000)   (20,031,000)

Balance at December 31, 1993                         369,546,000       28,769,000    340,777,000

Net investment income                                 27,482,000        2,094,000     25,388,000
Net unrealized depreciation on investments
  in real estate                                     (34,437,000)      (2,361,000)   (32,076,000)
Cash distributions and dividends                     (17,432,000)      (1,457,000)   (15,975,000)

Balance at December 31, 1994                         345,159,000       27,045,000    318,114,000

Net investment income                                 20,070,000        1,925,000     18,145,000
Cash contributions                                     9,830,000          685,000      9,145,000
Unrealized depreciation on investments
  in real estate                                     (65,938,000)      (4,000,000)   (61,938,000)
Cash distributions and dividends                     (17,500,000)      (1,505,000)   (15,995,000)

Balance at December 31, 1995                        $291,621,000       24,150,000    267,471,000






















                       See accompanying notes to combined financial statements.

PAGE 39
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
       Unconsolidated Joint Ventures of IDS Life Account RE

               Combined Statements of Cash Flows

          Years Ended December 31, 1995, 1994 and 1993




                                                         1995            1994            1993

Cash flows from operating activities:
 Net investment income                               $ 20,070,000      27,482,000      25,638,000
 Provision for uncollectible accrued interest           3,576,000              --              --
 Adjustments to reconcile net investment
 income to net cash provided by operating
 activities represented by changes in:
  Rents, interest and other receivables                   135,000        (598,000)        378,000
  Other assets                                         (2,129,000)        222,000      (1,292,000)
  Accounts payable and accrued expenses                (1,713,000)       (201,000)     (1,309,000)

     Net cash provided by operations                   19,939,000      26,905,000      23,415,000

Cash flows from investing activities:
  Net (purchases) sales of short-term investments       7,589,000       1,720,000      (9,309,000)
  Additions to investments in real estate, net of
  related accounts payable and accrued expenses       (16,748,000)    (14,834,000)     (2,389,000)

     Net cash provided by (used in)
      investing activities                             (9,159,000)    (13,114,000)    (11,698,000)

Cash flows from financing activities:
 Principal payments on mortgages payable              (30,929,000)     (2,843,000)     (1,358,000)
 Cash distributions to partners                       (13,000,000)    (13,500,000)    (18,000,000)
 Cash contributions                                     9,830,000           --              --
 Proceeds from mortgage note payable                   35,000,000       7,000,000           --
 Cash dividends paid to shareholders                   (4,500,000)     (3,932,000)     (3,776,000)

     Net cash used in financing activities             (3,599,000)    (13,275,000)    (23,134,000)
     Net increase in cash and cash
       equivalents                                   $  7,181,000         516,000     (11,417,000)
     Cash and cash equivalents beginning
       of year                                          5,727,000       5,211,000      16,628,000
     Cash and cash equivalents end
       of year                                       $ 12,908,000       5,727,000       5,211,000

Supplemental disclosure of cash flow information:
 Cash paid for mortgage and other interest           $  3,759,000       3,201,000       2,989,000
 Non-cash investing and financing activities:
  Unrealized depreciation on
    investments in real estate                       $(65,938,000)    (34,437,000)     (9,455,000)





                       See accompanying notes to combined financial statements.

PAGE 40
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
       Unconsolidated Joint Ventures of IDS Life Account RE

              Notes to Combined Financial Statements

           Years ended December 31, 1995, 1994, and 1993


(1)      Organization and Basis of Accounting

         The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. The combined financial statements include the accounts of the unconsolidated joint ventures in which IDS Life Account RE of IDS Life Insurance Company owns an equity interest. The unconsolidated joint ventures are N/S Associates, Monmouth Associates and 1225 Investment Corporation.

         The accompanying combined financial statements have been prepared on the market value accrual basis of accounting.

         The preparation of the combined financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The ventures have implemented Statement of Accounting Standards No. 95 "Statement of Cash Flows" which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The ventures records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the ventures' policy is to consider all such amounts held with original maturities of three months or less ($2,200,000 and $5,989,000 at December 31, 1995 and 1994,
respectively) as cash equivalents with any remaining amounts reflected as short-term investments.

         Investments in real estate are stated at estimated fair value. A description of the valuation process is contained in Note 2 of Notes to Financial Statements of the Account. Such note is incorporated herein by reference.

         Market values have been estimated by the Investment Adviser. Such market values involve subjective judgments and the actual values can only be determined by negotiations with independent third parties.

         No provision for State or Federal income taxes has been made for N/S Associates or Monmouth Associates as the liability for such taxes, if any, is expected to be that of the venture partners rather than the venture. 1225 Investment Corporation has elected and qualifies to be treated as a real estate investment trust for Federal income tax purposes. The Corporation had no Federal income tax liabilities for taxable years ended December 31, 1995, 1994 and 1993. PAGE 41
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

       Notes to Combined Financial Statements - (Continued)


         Maintenance and repair expenses are charged to operations as incurred. Significant costs of physical improvements are capitalized as part of investments in real estate.

         Fixed rental income is recorded when the obligation for the payment of rent is incurred according to the terms of the lease agreements.

         Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1994 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The ventures believe the carrying amount of its assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the ventures' other instruments. Based upon estimates of current market rates for debt with similar terms, the ventures discounted the scheduled loan payments to maturity. Based upon this calculation, the ventures believe that the carrying value of the mortgage notes payable approximate market value at December 31, 1995 and 1994.

(2)      Venture Agreements

     A description of the venture agreements are contained in Note 4 of Notes to Financial Statements of the Account for the year ended December 31, 1995. Such note is incorporated herein by reference.

PAGE 42
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

       Notes to Combined Financial Statements - (Continued)

(3)      Mortgage Notes Payable

         (a) Mortgage notes payable consist of the following at December 31, 1995 and 1994:

                                                                          1995            1994
9.125% mortgage note due January 1, 2008 secured by Northridge
 Mall; repaid in February 1995, reference is made to Note 3 (b)       $        --       15,058,000

10% mortgage note due October 1, 2012, secured by Northridge
 Mall; repaid in February 1995, reference is made to Note 3 (b)                --          365,000

8.42% mortgage note due October 1, 2001, secured by Southridge
 Mall; refinanced in February 1995, reference is made to Note 3 (b)            --       15,506,000

8.35% mortgage note, secured by Southridge Mall; payable in
 monthly installments of $244,000 (interest only) until
 maturity on February 1, 2002 (see 3 (b) below)                         35,000,000             --

6.98% mortgage note, due February 1, 2001, secured by 1225
Connecticut Avenue; interest only, payable monthly                       7,000,000       7,000,000

           Total mortgage notes payable                                $42,000,000      37,929,000

      (b) Refinancing - Southridge

    On February 1, 1995, the Partnership refinanced the existing mortgage note on Southridge Mall in the amount of $35,000,000. Proceeds, net of transaction costs, were used to repay the existing mortgage notes at Southridge and Northridge Malls (including prepayment penalties of $155,000 and $240,000, respectively). The remaining proceeds which were reserved for future leasing costs, capital improvements and other related costs, have been expended.

    Five year maturities of mortgage notes payable are as follows:

        1996 . . . . . . . . . .            $   --
        1997 . . . . . . . . . .                --
        1998 . . . . . . . . . .                --
        1999 . . . . . . . . . .                --
        2000 . . . . . . . . . .                --

(4)      Leases - As Property Lessor

         The venture has determined that all leases relating to the two retail properties and the office building are properly classified as operating leases; therefore, rental income is reported when earned. Leases with tenants range in term from one to thirty-two years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, substantially all retail leases provide for additional rent based upon percentage of tenants' sale volumes over certain specified amounts.
PAGE 43
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

       Notes to Combined Financial Statements - (Continued)

         Minimum lease payments to be received in the future under the above operating lease agreements, are as follows:
         1996 . . . . . . . . . .        $ 21,306,282
         1997 . . . . . . . . . .          20,488,269
         1998 . . . . . . . . . .          18,517,784
         1999 . . . . . . . . . .          16,734,147
         2000 . . . . . . . . . .          14,709,466
         Thereafter . . . . . . .          56,125,989
                                         $147,881,937

         Contingent rent (based on sales by property tenants) from the retail investments included in rental income is $1,058,000, $1,010,000 and $1,000,000 in 1995, 1994 and 1993, respectively.

         Monmouth Associates entered into an agreement whereby the land underlying the Monmouth shopping center is leased under a long-term ground lease. The long-term ground lease, which has a term of 75 years, provides for accrual of annual base rent of $1,170,000 with minimum payments of $650,000 per annum.

(5)      Related Party Transactions

         NS Associates has entered into a management agreement with Urban Retail Properties Company, (the "Retail Manager"). The Retail Manager is entitled to receive a fee of 3.75% of gross receipts from the operations of the Malls. Management fees earned by the Retail Manager are included in property operating expenses and aggregated approximately $1,174,000 and $1,266,000 for the periods ended December 31, 1995 and 1994, respectively.

         1225 Investment Corporation had entered into a management agreement with JMB Properties Company. During December 1994, JMB Properties Company assigned the management agreement to Heitman Washington D.C. Properties, Ltd. ("Office Manager"). The Office Manager is entitled to receive a fee of 2.5% of gross receipts from the operations of the Property. Management fees earned by the Office Manager are included in property operating expenses and aggregated approximately $175,000 and $196,000 for the years ended December 31, 1995 and 1994, respectively.

PAGE 44
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

       Notes to Combined Financial Statements - (Continued)

(6)      Subsequent Events

         (a)  NS Associates

              In February 1996, the Investment Adviser authorized and paid a cash distribution to the partners aggregating $2,125,000. Each partner received its proportionate share based on its respective ownership percentage.

         (b)  1225 Investment Corporation

              In February 1996, 1225 Investment Corporation paid a dividend of $1,250,000 ($22.67 per share) to the shareholders of record as of December 31, 1995.
PAGE 45

Schedule III

                             IDS LIFE ACCOUNT RE of
                           IDS LIFE INSURANCE COMPANY
                               Monmouth Associates
                Unconsolidated Joint Venture of IDS Life Account RE
                 Participation in Mortgage Loan on Real Estate and
                   Interest Earned on Participation in Mortgage

                               December 31, 1995



                           Part 1 - Participation in Mortgage           Part 2 - Interest Earned on
                          Loan on Real Estate at Close of Year         on Participation in Mortgage

Liens on Shopping Center:
                                      Principal unpaid    Amount of        Interest due
  Monmouth Mall          Carrying         at close      mortgage being     & accrued at      Interest
Eatontown, New Jersey    Amount (A)       of period       foreclosed      end of period    Income Earned
       1995            $ 108,000,000  $ 158,373,000       $    --         $    742,000     $  6,994,000

       1994            $ 119,154,000  $ 141,056,000       $    --         $  3,960,000     $  7,641,000

       1993            $ 119,650,000  $ 132,338,000       $    --         $  3,437,000     $  7,166,000







(A) - Reconciliation of the carrying value of the participation in the mortgage loan:

                                                             1995              1994              1993

      Balance at the beginning of year...........       $ 119,154,000     $ 119,650,000     $ 119,650,000

      Changes during year:
        Additional fundings......................          17,317,000         9,318,000                --
        Unrealized depreciation..................         (28,471,000)       (9,814,000)               --

      Balance at end of year.....................       $ 108,000,000     $ 119,154,000     $ 119,650,000

PAGE 46
Schedule IV
                       IDS LIFE ACCOUNT RE of
                     IDS LIFE INSURANCE COMPANY
 N/S Associates, Monmouth Associates and 1225 Investment Corporation
        Unconsolidated Joint Ventures of IDS Life Account RE

            Combined Real Estate Owned and Rental Income

                         December 31, 1995

                               Part 1 - Real Estate Owned at End of Year (C)
                                                                                            Amount at
                                                          Cost of           Unrealized     which carried
                         Amount of                      improvements,      Appreciation     at close of
                       encumbrances   Initial Cost           etc.         (Depreciation)   period (A)(B)
Retail properties:
Northridge Mall,
 Milwaukee, WI         $         --   $108,107,000      $ 14,560,000      $(74,667,000)    $ 48,000,000
Southridge Mall,
 Greendale, WI         $ 35,000,000   $115,401,000      $ 15,375,000      $(25,776,000)    $105,000,000
Office Building:
 1225 Connecticut Ave.,
  Washington, D.C.     $  7,000,000   $ 54,775,000      $  7,566,000      $ (8,071,000)    $ 54,270,000
Ground Lease:
 Monmouth Mall,
  Eatontown, NJ        $         --   $ 13,000,000      $         --      $         --     $ 13,000,000
                       $ 42,000,000   $291,283,000      $ 37,501,000      $(108,514,000)   $220,270,000


                                 Part 2 - Rental Income

                                       Rents due
                                      and accrued
                                       at end of
                                         period
Retail Properties:
 Northridge Mall,
  Milwaukee, WI                        $    93,000
 Southridge Mall,
  Greendale, WI                        $   264,000
 Office Building:
  1225 Connecticut Ave.,
   Washington, D.C.                    $    19,000
 Ground Lease:
  Monmouth Mall,
   Eatontown, NJ                       $        --
                                       $   376,000



(A)   The aggregate cost of real estate owned at December 31, 1995 for Federal Income tax purposes was approximately $465,315,000.

(B)   Reconciliation of real estate owned:
                                                            1995               1994            1993

      Balance at the beginning of period..........      $254,500,000      $272,660,000     $279,726,000

      Additions (deductions), including
        unrealized depreciation...................       (34,230,000)      (18,160,000)      (7,066,000)

      Balance at end of year......................      $220,270,000      $254,500,000     $272,660,000

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

  David R. Hubers, 53: Director, IDS Life, since September 1989; President and Chief Executive Officer, American Express Financial Corporation (AEFC), since August 1993, and Director since January 1984. Senior Vice President, Finance and Chief Financial Officer, AEFC, from January 1984 to August 1993.

  Richard W. Kling, 55: Director, IDS Life, since February 1984; President, IDS Life, since March 1994; Executive Vice President, Marketing and Products, from January 1988 to March 1994. Senior Vice President, AEFC, since May 1994. Director of IDS Life Series Fund, Inc. and manager of IDS Life Variable Annuity Funds A & B.

  Paul F. Kolkman, 49: Director, IDS Life, since May 1984;
  Executive Vice President, IDS Life, since March 1994; Vice
  President, Finance, IDS Life from May 1984 to March 1994; Vice
  President, AEFC, since January 1987.

  Janis E. Miller, 44: Director and Executive Vice President, Variable Assets since March 1994; Vice President, AEFC, since June 1990; Director, Mutual Funds Product Development and Marketing, AEFC, from May 1987 to May 1990. Director of IDS Life Series Fund, Inc. and manager of IDS Life Variable Annuity Funds A and B.

  James A. Mitchell, 54: Chairman of the Board since March 1994; Chief Executive Officer since November 1986; President from July 1984 to March 1994; Executive Vice President, AEFC, since March 1994; Director, AEFC, since July 1984; Senior Vice President, AEFC, from July 1984 to March 1994.

  Barry J. Murphy, 44: Director and Executive Vice President, Client Service since March 1994; Senior Vice President, Operations, Travel Related Services (TRS) a subsidiary of American Express Company, since July 1992; Vice President, TRS, from November 1989 to July 1992; Chief Operating Officer, TRS, from March 1988 to November 1989.
PAGE 48
  Stuart A. Sedlacek, 38: Director and Executive Vice President, Assured Assets since March 1994; Vice President, AEFC, since September 1988.

  Melinda S. Urion, 42: Director and Controller, IDS Life, since September 1991; Executive Vice President since March 1994; Vice President and Treasurer from September 1991 to March 1994; Senior Vice President and Chief Financial Officer, AEFC, since November 1995; Corporate Controller, AEFC, from April 1994 to November 1995; Vice President, AEFC, from September 1991 to November 1995; Chief Accounting Officer, AEFC, from July 1988 to September 1991.

  Morris Goodwin Jr., 44: Vice President and Treasurer since March 1994; Vice President and Corporate Treasurer, AEFC, since July
  1989; Chief Financial Officer and Treasurer, American Express
  Trust Company, from January 1988 to July 1989.

  William A. Stoltzmann, 47: Vice President, General Counsel and
  Secretary since 1985.



The directors, executive officers and certain other officers of JMB Realty Corporation (JMB), the managing partner of the Investment Adviser, are listed below. Many of such persons are also officers and/or directors of numerous affiliated companies of JMB and/or partners of certain partnerships (herein collectively referred to as the Associate Partnerships) which are partners, directly or indirectly, in publicly offered real estate limited partnerships sponsored by JMB.

  Judd D. Malkin, 58, Chairman and Director of JMB, is a director of Urban Shopping Centers, Inc., an affiliate of JMB engaged in the business of owning, managing and developing shopping centers, an officer and/or director of various other JMB affiliates and a partner of the Associate Partnerships. Until December 1994, he was also a Trustee of JMB Group Trust I, JMB Group Trust II, JMB Group Trust III, JMB Group Trust IV and JMB Group Trust V, which until that time had been advised by an affiliate of the Investment Adviser. Mr. Malkin has been associated with JMB since October 1969. He is a Certified Public Accountant.

  Neil G. Bluhm, 58, President and Director of JMB, is a director of Urban Shopping Centers, Inc., an affiliate of JMB engaged in the business of owning, managing and developing shopping centers, an officer and/or director of various other JMB affiliates and a partner of the Associate Partnerships. Until December 1994, he was also a Trustee of JMB Group Trust I, JMB Group Trust II, JMB Group Trust III, JMB Group Trust IV and JMB Group Trust V, which until that time has been advised by an affiliate of the Investment Adviser. Mr. Bluhm has been associated with JMB since August 1970. He is a member of the Bar of the State of Illinois and is a Certified Public Accountant.

PAGE 49
  Burton E. Glazov, 57, Director of JMB, was until December 1990 also Executive Vice President of JMB. Mr. Glazov has been associated with JMB since June 1971. He is member of the Bar of the State of Illinois and is a Certified Public Accountant.

  Stuart C. Nathan, 54, Executive Vice President and Director of JMB, is an officer and/or director of various JMB affiliates and
  a partner of the Associate Partnerships.   Mr. Nathan has been
  associated with JMB since July 1972. He is also a director of Sportmart Inc., a retailer of sporting goods. He is member of the Bar of the State of Illinois.

  John G. Schreiber, 49, Director of JMB, is also a director of Urban Shopping Centers, Inc., an affiliate of JMB engaged in the business of owning, managing and developing shopping centers, and was, until December 1990, Executive Vice President of JMB.
  Mr. Schreiber has been associated with JMB since December 1970. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P.
  Mr. Schreiber also serves as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a master's degree in business administration from the Harvard University
  Graduate School of Business.

  A. Lee Sacks, 62, Director of JMB, is President and Director of
  JMB Insurance Agency, Inc. and a partner of various Associate
  Partnerships.  Mr. Sacks has been associated with JMB since
  December 1972.

  H. Rigel Barber, 47, Chief Executive Officer and Executive Vice President of JMB, is an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Barber has been associated with JMB since March 1982. He holds a law degree from the Northwestern University Law School and is a member of the Bar of the State of Illinois.

  Ira J. Schulman, 44, Executive Vice President of JMB, is an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Schulman has been associated with JMB since February 1983. He holds a master's degree in business administration from the University of Pittsburgh.

  Gary Nickele, 43, Executive Vice President and General Counsel of JMB, is an officer and/or director of various JMB affiliates and a partner of various Associate Partnerships. Mr. Nickele has been associated with JMB since February 1984. He holds a law degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

  Glenn E. Emig, age 48, Executive Vice President and Chief
  Operating Officer of JMB, is an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Emig has been associated with JMB since December 1979. He holds a master's degree in business administration from the Harvard
  University Graduate School of Business.
PAGE 50
Item 11. EXECUTIVE COMPENSATION

Not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

IDS Life has purchased and expects to continue to purchase accumulation units in order to maintain the Account's liquidity. By purchasing accumulation units, IDS Life has an ownership interest in the Account and participates in the increase or decrease in value of the Account's investments just as other owners of accumulation units do. As of March 19, 1996, IDS Life owned 23,967,444 accumulation units.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Account incurred asset management fees for the year ended December 31, 1995 of $603,620 of which $458,751 was paid to the Investment Adviser and the remainder to IDS Life. Asset management fees incurred for the year ended December 31, 1994 were $765,557, of which $614,775 was paid to the Investment Adviser and the remainder to IDS Life.

For the years ended December 31, 1995 and 1994, IDS Life was paid or reimbursed $482,896 and $502,607, respectively, for mortality and expense risk fee and $56,102 and $51,225, respectively, for personnel-related expenses incurred in the administration of the Account.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

   (A.1) See Item 8 for required financial statements.

   (A.2) See Item 8 for required financial statements schedules.

   (B)   Report on Form 8-K.

         No reports on Form 8-K were required by the Registrant during the year ended December 31, 1995.

         No annual report for the fiscal year 1995 or proxy material for the current year has been distributed to the contract owners as of March 29, 1996. An annual report for the period ending December 31, 1995 will be distributed to contract owners subsequent to this filing, and copies of such annual report will be furnished to the Securities and Exchange Commission at such time.
PAGE 51
   (C)   Exhibits.

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

         21.1 List of subsidiaries of IDS Life Insurance Company:
              American Centurion Life Assurance Company, American Enterprise Life Insurance Company, American Partners Life Insurance Company, and IDS Life Insurance Company of New York

         27.1 Financial Data Schedule of the Account for the period ended December 31, 1995 is filed herewith.

         99.1 Copy of description of surrenders, withdrawals and transfers from pages 62 to 63 and 67 to 68 of the Account's prospectus included in its Form S-1 (as amended), File Number 33-13375 to be filed April 1, 1996, is filed herewith.

         99.2 Copy of description of the Account's real estate related investments from pages 21 to 44 of the Account's prospectus included in its Form S-1 (as amended), File Number 33-13375 to be filed April 1, 1996, is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers of IDS Life Insurance Company, thereunto duly authorized.

        IDS LIFE ACCOUNT RE of IDS LIFE INSURANCE COMPANY


                                           Registrant

     March 29, 1996       By   /S/ James A. Mitchell
         Date                  James A. Mitchell, Chairman of the
                                Board and Chief Executive Officer

     March 29, 1996       By   /S/ Melinda S. Urion
         Date                  Melinda S. Urion, Executive Vice
                                President and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     March 29, 1996       By   /S/ David R. Hubers
         Date                  David R. Hubers, Director


     March 29, 1996       By   /S/ Richard W. Kling
         Date                  Richard W. Kling, President


     March 29, 1996       By   /S/ Paul F. Kolkman
         Date                  Paul F. Kolkman, Executive
                                Vice President


     March 29, 1996       By   /S/ Janis E. Miller
         Date                  Janis E. Miller, Executive
                                Vice President, Variable Assets


     March 29, 1996       By   /S/ James A. Mitchell
         Date                  James A. Mitchell, Chairman of the
                                Board and Chief Executive Officer


     March 29, 1996       By   /S/ Melinda S. Urion
         Date                  Melinda S. Urion, Executive Vice
                                President and Controller