Form 10-Q
period 1996-03-31
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1996-05-13
CIK 812563

PAGE 1
                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996.

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



                  PART 1 - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

PAGE 3
                            IDS LIFE ACCOUNT RE
                                     of
                         IDS LIFE INSURANCE COMPANY

                               BALANCE SHEETS



                                                                     March 31,        December 31,
                                                                       1996               1995
                                                                    (unaudited)
    Assets:
     Cash                                                           $   698,827       $   586,729
     Receivable from IDS Life for contracts sold                         11,853           300,000
     Investments in unconsolidated joint ventures,
       at fair value (cost of $36,035,340 and
       $35,858,482 at March 31, 1996
       and December 31, 1995, respectively)                          24,327,330        24,150,472
     Participation in mortgage loan, at fair
       value (cost of $3,047,188 at March 31, 1996
       and December 31, 1995)                                         2,838,363         2,966,207
     Accrued interest on participation in mortgage loan                  (4,282)           (5,401)
     Investment in wholly-owned real estate
      property:
       Building, at fair value (cost of $14,193,796
         and $14,174,329 at March 31, 1996 and
         December 31, 1995, respectively)                            12,399,806        12,380,339
       Land, at fair value (cost of $3,915,263
         at March 31, 1996 and December 31, 1995)                     3,915,263         3,915,263
       Deferred borrowing costs, net of accumulated
         amortization of $164,040 and $157,577 at
         March 31, 1996 and December 31, 1995, respectively              17,416            23,879
     Other assets                                                        41,120            43,135

         Total assets                                               $44,245,696       $44,360,623


    Liabilities:
     Payable to IDS Life for:
       Operating expenses                                           $   104,397       $    76,619
       Contract terminations                                                 --           271,318
     Accrued mortality and expense risk fee                              37,292            40,420
     Accrued asset management fee                                        46,615            50,525
     Liabilities related to wholly-owned
      real estate property:
       Accounts payable and other liabilities                           142,703           244,937
       Accrued real estate taxes                                         49,553                --
       Mortgage payable                                               7,748,613         7,770,339

         Total liabilities                                            8,129,173         8,454,158


    Contract Owners' Equity:
     Net assets applicable to Variable Annuity
       contracts in accumulation period                             $36,116,523       $35,906,465


    Accumulation units outstanding                                   36,220,547        36,353,929

    Net asset value per accumulation unit                           $      1.00       $      0.99



    See accompanying notes to financial statements.
PAGE 4
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS
                                (unaudited)



                                                                     For the three months ended

                                                                      March 31,         March 31,
                                                                        1996              1995
    Income:
     Interest income                                                $    67,380       $    66,322
     Account's equity in earnings of
       unconsolidated joint ventures                                    506,771           540,547
     Rental income                                                      641,538           574,678
     Unrealized (depreciation) of participation
       in mortgage loan                                                (127,844)           (5,231)
     Unrealized appreciation of investment in wholly-owned
       real estate property                                                  --            44,889

         Total income                                                 1,087,845         1,221,205


    Expenses:
     Asset management fee                                               146,235           144,635
     Mortality and expense risk fee                                     116,988           115,708
     Amortization of deferred organizational
       and borrowing costs                                                6,463             6,463
     Revolving loan interest                                                 --            43,195
     Other operating expenses                                            32,651            18,893
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                         184,203           186,179
       Utilities                                                         47,264            74,782
       Repairs and maintenance                                           40,745            41,512
       Property and other taxes                                          55,846            49,530
       Salaries                                                          48,378            36,706
       Management fees                                                   28,073            29,092
       Other                                                             37,852            45,376

         Total expenses                                                 744,698           792,071


    Net income                                                      $   343,147       $   429,134

    See accompanying notes to financial statements.
PAGE 5
                              IDS LIFE ACCOUNT RE
                                      of
                           IDS LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                      For the three months ended

                                                                      March 31,         March 31,
                                                                        1996              1995
    Cash flows from operating activities:
     Net Income                                                     $   343,147       $   429,134

     Adjustments to reconcile net income to net cash
     used in operating activities:
       Account's equity in earnings of unconsolidated
         joint ventures                                                (506,771)         (540,547)
       Change in accrued interest on participation
         in mortgage loan                                                (1,119)             (729)
       Amortization of organizational and borrowing costs                 6,463             6,462
       Change in unrealized depreciation of participation
         in mortgage loan                                               127,844             5,231
       Change in unrealized appreciation of investment
         in wholly-owned real estate property                                --           (44,889)
       Change in other assets                                             2,015             5,201
       Change in payable to IDS Life for operating expenses              27,778            (2,972)
       Change in accrued mortality and expense risk fee                  (3,128)           (1,126)
       Change in accrued asset management fee                            (3,910)           (1,408)
       Change in payables and other liabilities related
         to wholly-owned real estate property                           (52,681)           92,223

           Total adjustments to net income                             (403,509)         (482,554)

           Net cash used in operating activities                        (60,362)          (53,420)


    Cash flows from investing activities:
     Capital improvements to wholly-owned real estate property          (19,467)           (4,767)
     Distributions received from joint ventures                         329,913           420,543

           Net cash provided by investing activities                    310,446           415,776

    Cash flows from financing activities:
     Proceeds from sales of contracts                                 1,401,464           171,498
     Payments for contract terminations                              (1,517,724)       (1,735,122)
     Decrease in mortgage payable                                       (21,726)          (19,764)
     Change in payable to IDS Life for revolving loan                        --         1,600,000
     Change in payable to IDS Life for revolving loan interest               --             8,027
     Payment on Monmouth renovation loan (joint venture)                     --          (233,495)

           Net cash used in financing activities                       (137,986)         (208,856)

    Net increase in cash                                                112,098           153,500
    Balance of cash at beginning of year                                586,729           204,859

    Balance of cash at end of period                                $   698,827       $   358,359



    Supplemental cash flow disclosure:
     Cash paid for mortgage interest & revolving loan               $   184,203       $   229,374



    See accompanying notes to financial statements.



PAGE 6
                    IDS LIFE ACCOUNT RE
                            of
                IDS LIFE INSURANCE COMPANY

                      March 31, 1996

               NOTES TO FINANCIAL STATEMENTS
                        (unaudited)

1.    GENERAL

      In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of March 31, 1996 and December 31, 1995; statements of operations for the three months ended March 31, 1996 and 1995; and the statements of cash flows for the three months ended March 31, 1996 and 1995. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1995 and the notes thereto contained in the Account's prospectus dated April 30, 1996. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.


2.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

      Unconsolidated Joint Ventures - Summary Information

      Summary information for the Account of its investments in unconsolidated joint ventures for the three months ended
      March 31, 1996 and 1995 is as follows:

                                        For the three months ended
                                                 March 31
                                            1996          1995

      Account's share of net
       investment income from
       unconsolidated joint ventures   $   506,771    $   540,547

      Total net investment income of
       unconsolidated joint ventures   $ 6,653,028    $ 7,175,644

      Total income of unconsolidated
       joint ventures                  $11,391,000    $11,426,000

PAGE 7
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations

For the Three Months Ended March 31, 1996 Compared to the Three
Months Ended March 31, 1995 -

Net assets increased from $35,906,465 at December 31, 1995 to $36,116,523 at March 31, 1996. During this same time period, the accumulation unit value increased from $.99 to $1.00. The Account experienced net terminations amounting to $116,260 for the three months ended March 31, 1996 compared to net terminations of $1,563,624 for the three months ended March 31, 1995. The net terminations for the three months ended March 31, 1996 include approximately $1,100,000 for accumulation units purchased by IDS Life, which has been used to pay for contract surrenders, as discussed more fully below.

Recorded net income for the three months ended March 31, 1996 was $343,147 compared to $429,134 for the three months ended March 31, 1995.

Interest income for the three months ended March 31, 1996 primarily represents income earned on the Account's investment in the participation in a mortgage loan (Riverpoint Shopping Center). Income generated from participation in the mortgage loan remained relatively unchanged compared to the corresponding period in 1995. The Silo Electronic store (12,100 sq. ft.) at Riverpoint Shopping Center vacated its space in the third quarter 1995, and the borrower is pursuing its legal remedies regarding such unpaid amounts. The borrower re-leased the space to a book store for three months at a substantially lower rent. The borrower subsequently leased the space, at a substantially lower rent, for five years with rent commencing on July 1, 1996. As a result of this vacancy, the borrower has notified the lenders that it is experiencing financial difficulties and has approached the lenders regarding a loan modification. The lenders and borrower have reached an agreement in principle to defer payment of debt service for a certain period of time. However, there can be no assurance that such agreement will be finalized under these terms or any others. As of the date of this report, certain escrow payments and participation interest are due to the lenders; however, the borrower is current in its monthly debt service payments. For the three months ended March 31, 1996, the Account recognized net unrealized depreciation of participation in mortgage loan of $127,844 as a result of lower effective rents achieved upon releasing, as discussed above.

For the three months ended March 31, 1996, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $506,771, compared to $540,547 for the three months ended March 31, 1995. However, after eliminating the effect of the recognition in the first quarter of 1995 of income attributable to certain lease PAGE 8 termination fees received by N/S Associates, the equity in earnings of unconsolidated joint ventures showed an increase for the three months of 1996 of approximately 3.3 percent compared to the recorded equity in earnings for the three months of 1995. The increase is due primarily to (i) an increase in interest earned from Monmouth Associates, (ii) an increase in rental income at 1225 Connecticut due to the property being 100 percent leased, and (iii) lower interest expense from N/S Associates in 1996 as a result of prepayment charges incurred in the first quarter of 1995 in connection with the repayment and refinancing of the mortgage loans on Northridge and Southridge Malls. The increase in earnings was partially offset by the result of N/S Associates' reduced earnings as a result of lower rental income achieved at Southridge and Northridge Malls due to lower occupancy.

In addition, the Account recorded rental income of $641,538 for the three months ended March 31, 1996 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $574,678 for the three months ended March 31, 1995, primarily due to modest increases in effective rental rates over the course of 1995. Expenses related to the wholly-owned real estate investment totaled $442,361 for the three months ended March 31, 1996 compared to $463,177 for the corresponding period in 1995.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over a three-year period. Compounding the problem of declining sales are the high operating costs for tenants at the mall due to high real estate taxes. Occupancy has also been affected by tenant bankruptcies during 1993, 1994 and 1995. As of March 31, 1996, occupancy of the mall shops was approximately 82%, including temporary tenants under short term leases.

To counter the negative perception of Northridge Mall, N/S Associates has implemented certain capital improvements and operational programs to improve the shopping center's safety and appearance, as well as instituted certain marketing efforts to enhance its image. Certain recent positive sales trends appear to indicate a modest improvement; however, elimination of the negative perception is expected to take some time. In addition, N/S Associates is seeking to increase occupancy at the shopping center by aggressively marketing space for new and renewal tenants through leasing incentives, as well as continuing to cooperate with existing tenants who need short-term rent reductions in order to retain occupancy of their space. Part of the leasing strategy includes targeting certain well-recognized retailers as a group that would become tenants at the shopping center. It is expected that the draw of this group of tenants would help the shopping center gain leasing momentum and aid in future leasing efforts.

Kohl's Department Store, a successful tenant occupying approximately 66,000 square feet of space at Southridge Mall, approached N/S Associates regarding an expansion of its tenant space and a reduction in its overall leasing costs. During the third quarter of 1995, N/S Associates and Kohl's entered into an amendment of its lease. Pursuant to the lease amendment, the term of Kohl's lease has been extended from 2001 until 2015 and the PAGE 9 tenant space has been increased by approximately 19,000 square feet to approximately 85,000 square feet, exclusive of storage space. Kohl's is required to pay annual base rent of $9.25 per square foot, as well as one-half of its pro rata share for real estate taxes and a fixed amount for common area maintenance expense.
Kohl's is also obligated to pay as additional rent a percentage of its gross receipts in excess of a minimum amount of annual sales to be determined after the tenant has occupancy of the entire leased space. N/S Associates is responsible for paying the costs of asbestos removal for the tenant space, which is estimated to be approximately $1,250,000. Kohl's is obligated to pay other costs associated with the leased space, including tenant improvements and lease buy-out and relocation costs, if any, of other tenants (one of whose lease continues until 2001) that currently occupy a portion of the expansion space. The lease amendment also contains an operating covenant pursuant to which Kohl's is obligated to operate its retail store at Southridge Mall until 2005, subject to earlier termination under certain circumstances. Although the lease amendment reduces Kohl's overall rent, the expansion of its space and the extension of its lease term is expected to help stabilize the shopping center on a long-term basis by ensuring Kohl's continued occupancy and contribution to customer traffic.
As of March 31, 1996, occupancy of Southridge Mall which is owned by N/S Associates was approximately 92%, including temporary tenants under short-term leases.

The Account paid asset management and mortality expense risk fees of $263,223 and $260,343 for the three months ended March 31, 1996 and 1995, respectively.


Liquidity and Capital Resources

For the Three Months Ended March 31, 1996 Compared to the Three
Months Ended March 31, 1995 -

At March 31, 1996, the Account had cash of approximately $699,000 as compared to approximately $587,000 at December 31, 1995. The Account financed a portion of the contract terminations during the quarter through additional investments made by IDS Life Insurance Company (IDS Life). The Account had experienced net contract terminations in 14 consecutive quarters with net sales (including accumulation units purchased by IDS Life) in three of the last four quarters.

The liquidity requirements of the Account have generally been met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income, proceeds from sales of contracts, and borrowings under the line of credit from IDS Life and purchases of accumulation units by IDS Life discussed below. The primary uses of funds currently are expected to be for property operating expenses, asset management and mortality and expense risk fees and payments for contract terminations.
PAGE 10
In March 1994, the Account obtained a revolving line of credit for up to $10 million from IDS Life to pay for contract surrenders and other obligations under the contracts. In June 1995, the revolving credit loan balance of $9,500,000 and accrued interest were repaid as discussed below.

Effective May 1, 1995, new contract sales of the Account were discontinued. Additional purchase payments continue to be accepted for existing contracts in amounts specified in the Account's prospectus, whether by means of the previously established bank authorizations or otherwise. Existing contracts also continue to be serviced and surrender requests will be honored.

IDS Life continues to purchase accumulation units in order to maintain the Account and its liquidity. IDS Life makes these payments so that no contract holder is disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life made into the Account were used to pay off the amount that the Account had borrowed under its revolving line of credit. IDS Life expects to continue to make additional payments into the Account for accumulation units as needed in order to fund all of the Account's obligations under the contracts such as paying death benefits and contract terminations. As of March 31, 1996, IDS Life had purchased approximately 24,067,904 accumulation units.

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

Since the Account has experienced substantial net contract terminations over the past several years, the Account does not intend to acquire additional real estate related investments. Further, the Account intends to liquidate the real estate related investments that it currently holds when it becomes advantageous or necessary to do so. To the extent funds of the Account are not used to pay obligations of the Account, including those under existing contracts, or the redemption of accumulation units purchased by IDS Life, such funds will be invested in short-term debt instruments and possibly intermediate-term bonds with maturities of up to five years.
PAGE 11
Through March 31, 1996, Monmouth Associates had funded approximately $23,100,000 of the renovation loan for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan, including one made in July 1995, is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest of approximately $1,300,000, is currently expected to be approximately $28,500,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement or expansion of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1996.

The renovation is nearing completion with tenant improvement work for one of the larger tenants and retainage work remaining. The occupancy of mall shops and outparcel space at the shopping center as of March 31, 1996 was approximately 84 percent. However, the mall shops and outparcel space are approximately 72 percent leased, including a lease for a tenant whose term will commence after renovation of its tenant space permits occupancy. Leasing and occupancy at the shopping center have been adversely affected by tenant bankruptcies occurring in 1995.

The Account has a loan outstanding in the principal amount of approximately $7,749,000 as of March 31, 1996, secured by its wholly-owned real estate investment, West Springfield Terrace Apartments. The loan has an original term of seven years and bears interest at a rate of 9.5 percent per annum. The loan requires monthly payments of principal and interest aggregating $824,000 per annum until November of 1996 when the remaining principal balance of approximately $7,704,000 and any accrued and unpaid interest will be due and payable. The current budget for capital expenditures during 1996 is approximately $261,600 for painting, carpet replacement and other capital costs. The Account expects to market the property for sale during 1996. If the Account is unable to sell the property, prior to the maturity date, the Account would then seek to either obtain a loan extension or seek replacement financing. However, there can be no assurance the Account will be able to either sell the property or obtain alternative financing.

In February 1995, N/S Associates obtained a new mortgage loan secured by Southridge Mall in the principal amount of $35,000,000.
The new mortgage loan has a term of seven years, bears interest at
8.35 percent per annum and requires monthly payments of interest only prior to maturity. A portion of the proceeds from the new mortgage loan was used to repay the two mortgage loans secured by Northridge Mall as well as the mortgage loan previously secured by Southridge Mall. Remaining net proceeds from the refinancing have PAGE 12 been and will be used to pay tenant improvement and other capital costs at Northridge and Southridge Malls.

N/S Associates currently expects that it will incur approximately $4,369,000 in 1996 for tenant improvement, asbestos removal and other capital items at Northridge and Southridge Malls. Actual amounts expended in 1996 may vary depending on a number of factors, including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year. N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of tenant improvements, asbestos removal and other capital items generally will be provided out of cash flows from the properties. In this regard, N/S Associates reduced the amount of distributions to its partners in order to retain funds to pay capital items expected to be incurred in 1996. N/S Associates expended approximately $1,967,000 for tenant improvements, asbestos removal and other capital projects in 1995.

At March 31, 1996, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut and a wholly-owned property, West Springfield Terrace Apartments), mortgage loan and land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates, and a participation in the loan for Riverpoint Center) and short-term investments represented 70.8 percent, 27.5 percent and 1.7 percent of total assets, respectively. At March 31, 1995, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 71 percent, 28 percent and 1 percent of total assets, respectively.
PAGE 13
                      PART II.  OTHER INFORMATION
                      ---------------------------

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

           27.1 Financial Data Schedule of the Account for the period ended March 31, 1996 is filed herewith.

        (B) Report on Form 8-K

            No reports on Form 8-K were required to be filed by the Registrant for the three months ended March 31, 1996.

PAGE 15
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY

                             (Registrant)




Date:  May 13, 1996                       /S/ Melinda Urion
                                           Melinda S. Urion
                                           Executive Vice President
                                                and Controller