Form 10-Q
period 1996-06-30
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1996-08-14
CIK 812563

PAGE 1
                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996.

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



                  PART 1 - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

PAGE 3
                            IDS LIFE ACCOUNT RE
                                     of
                         IDS LIFE INSURANCE COMPANY

                               BALANCE SHEETS



                                                                      June 30,        December 31,
                                                                       1996               1995
                                                                    (unaudited)
    Assets:
     Cash                                                           $   905,286       $   586,729
     Receivable from IDS Life for contracts sold                             --           300,000
     Investments in unconsolidated joint ventures,
       at fair value (cost of $35,905,592 and
       $35,858,482 at June 30, 1996
       and December 31, 1995, respectively)                          23,690,070        24,150,472
     Participation in mortgage loan, at fair
       value (cost of $3,047,188 at June 30, 1996
       and December 31, 1995)                                         2,838,363         2,966,207
     Accrued interest on participation in mortgage loan                  (9,366)           (5,401)
     Investment in wholly-owned real estate
      property:
       Building, at fair value (cost of $14,224,843
         and $14,174,329 at June 30, 1996 and
         December 31, 1995, respectively)                            12,438,779        12,380,339
       Land, at fair value (cost of $3,915,263
         at June 30, 1996 and December 31, 1995)                      3,915,263         3,915,263
       Deferred borrowing costs, net of accumulated
         amortization of $170,503 and $157,577 at
         June 30, 1996 and December 31, 1995, respectively               10,953            23,879
     Other assets                                                        36,678            43,135

         Total assets                                               $43,826,026       $44,360,623

    Liabilities:
     Payable to IDS Life for:
       Operating expenses                                           $    41,918       $    76,619
       Contract terminations                                              4,547           271,318
     Accrued mortality and expense risk fee                              35,995            40,420
     Accrued asset management fee                                        44,993            50,525
     Liabilities related to wholly-owned
      real estate property:
       Accounts payable and other liabilities                           153,640           244,937
       Accrued real estate taxes                                         99,105                --
       Mortgage payable                                               7,726,368         7,770,339

         Total liabilities                                            8,106,566         8,454,158

    Contract Owners' Equity:
     Net assets applicable to Variable Annuity
       contracts in accumulation period                             $35,719,460       $35,906,465

    Accumulation units outstanding                                   35,880,047        36,353,929

    Net asset value per accumulation unit                           $      0.99       $      0.99


    See accompanying notes to financial statements.

PAGE 4
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS
                                (unaudited)



                                                                        For the six months ended

                                                                      June 30,          June 30,
                                                                        1996              1995
    Income:
     Interest income                                                $   133,350       $   132,643
     Account's equity in earnings of
       unconsolidated joint ventures                                  1,004,262           964,461
     Rental income                                                    1,241,144         1,197,496
     Unrealized (depreciation) of participation
       in mortgage loan                                                (127,844)           (5,231)
     Unrealized appreciation of investment in wholly-owned
       real estate property                                                  --            44,889
     Unrealized appreciation (depreciation) of
       investments in unconsolidated joint ventures                    (507,511)           63,824

         Total income                                                 1,743,401         2,398,082


    Expenses:
     Asset management fee                                               292,741           287,847
     Mortality and expense risk fee                                     234,193           230,277
     Amortization of deferred organizational
       and borrowing costs                                               12,926            12,926
     Revolving loan interest                                                 --           100,736
     Other operating expenses                                            36,069            31,941
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                         368,000           371,882
       Utilities                                                         85,491           104,175
       Repairs and maintenance                                           95,406           105,222
       Property and other taxes                                         105,398            96,660
       Salaries                                                          94,136            80,218
       Management fees                                                   56,980            58,439
       Other                                                             70,216            83,000

         Total expenses                                               1,451,556         1,563,323

    Net income                                                      $   291,845       $   834,759

    See accompanying notes to financial statements.

PAGE 5
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS
                                (unaudited)



                                                                       For the three months ended

                                                                      June 30,          June 30,
                                                                        1996              1995
    Income:
     Interest income                                                $    65,970       $    66,321
     Account's equity in earnings of
       unconsolidated joint ventures                                    497,491           423,914
     Rental income                                                      599,606           622,818
     Unrealized appreciation (depreciation) of
       investments in unconsolidated joint ventures                    (507,511)           63,824

         Total income                                                   655,556         1,176,877

    Expenses:
     Asset management fee                                               146,506           143,212
     Mortality and expense risk fee                                     117,205           114,569
     Amortization of deferred organizational
       and borrowing costs                                                6,463             6,463
     Revolving loan interest                                                 --            57,541
     Other operating expenses                                             3,418            13,048
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                         183,797           185,703
       Utilities                                                         38,227            29,393
       Repairs and maintenance                                           54,661            63,710
       Property and other taxes                                          49,552            47,130
       Salaries                                                          45,758            43,512
       Management fees                                                   28,907            29,347
       Other                                                             32,364            37,624

         Total expenses                                                 706,858           771,252


    Net income (loss)                                               $   (51,302)      $   405,625

    See accompanying notes to financial statements.

PAGE 6
                              IDS LIFE ACCOUNT RE
                                      of
                           IDS LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                       For the six months ended

                                                                      June 30,          June 30,
                                                                        1996              1995


    Cash flows from operating activities:
     Net Income                                                     $   291,845       $   834,759

     Adjustments to reconcile net income to net cash
     used in operating activities:
       Account's equity in earnings of unconsolidated
         joint ventures                                              (1,004,262)         (964,461)
       Change in accrued interest on participation
         in mortgage loan                                                 3,965              (729)
       Amortization of organizational and borrowing costs                12,926            12,926
       Change in unrealized depreciation of investments
         in unconsolidated joint ventures                               507,511           (63,824)
       Change in unrealized depreciation (appreciation) of
         participation in mortgage loan                                 127,844             5,231
       Change in unrealized appreciation of investment
         in wholly-owned real estate property                                --           (44,889)
       Change in other assets                                             6,457            10,387
       Change in payable to IDS Life for operating expenses             (34,701)           10,076
       Change in accrued mortality and expense risk fee                  (4,425)              579
       Change in accrued asset management fee                            (5,532)              722
       Change in payables and other liabilities related
         to wholly-owned real estate property                             7,808            82,238

           Total adjustments to net income                             (382,409)         (951,744)

           Net cash used in operating activities                        (90,564)         (116,985)

    Cash flows from investing activities:
     Capital improvements to wholly-owned real estate property          (58,440)          (63,651)
     Distributions received from joint ventures                         957,153           781,867

           Net cash provided by investing activities                    898,713           718,216

    Cash flows from financing activities:
     Proceeds from sales of accumulation units                        2,126,433        13,270,097
     Payments for contract terminations                              (2,572,054)      (11,100,702)
     Decrease in mortgage payable                                       (43,971)          (40,001)
     Change in payable to IDS Life for revolving loan                        --        (2,100,000)
     Change in payable to IDS Life for revolving loan interest               --            (7,646)
     Contribution for Monmouth renovation loan (joint venture)               --          (354,076)

           Net cash used in financing activities                       (489,592)         (332,328)

    Net increase in cash                                                318,557           268,903
    Balance of cash at beginning of year                                586,729           204,859

    Balance of cash at end of period                                $   905,286       $   473,762


    Supplemental cash flow disclosure:
     Cash paid for mortgage interest & revolving loan               $   368,000       $   472,618



    See accompanying notes to financial statements.



PAGE 7
                    IDS LIFE ACCOUNT RE
                            of
                IDS LIFE INSURANCE COMPANY

                       June 30, 1996

               NOTES TO FINANCIAL STATEMENTS
                        (unaudited)

1.    GENERAL

      In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of June 30, 1996 and December 31, 1995; statements of operations for the three and six months ended June 30, 1996 and 1995; and the statements of cash flows for the six months ended June 30, 1996 and 1995. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1995 and the notes thereto contained in the Account's prospectus dated April 30, 1996. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.


2.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

      Unconsolidated Joint Ventures - Summary Information

      Summary information for the Account of its investments in unconsolidated joint ventures for the six months ended
     June 30, 1996 and 1995 is as follows:

                                         For the six months ended
                                                 June 30
                                            1996          1995

      Account's share of net
       investment income from
       unconsolidated joint ventures   $ 1,004,262    $   964,461

      Total net investment income of
       unconsolidated joint ventures   $12,741,658    $12,180,848

      Total income of unconsolidated
       joint ventures                  $21,940,000    $22,550,000

PAGE 8
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations

For the Six Months Ended June 30, 1996 Compared to the Six Months
Ended June 30, 1995 -

Net assets decreased from $35,906,465 at December 31, 1995 to $35,719,460 at June 30, 1996. During this same time period, the accumulation unit value remained constant at $.99. The Account experienced net terminations amounting to $445,621 for the six months ended June 30, 1996 compared to net sales of $2,169,395 for the six months ended June 30, 1995. The net terminations for the six months ended June 30, 1996 include approximately $1,800,000 for accumulation units purchased by IDS Life, which has been used to pay for contract surrenders, as discussed more fully below.

Recorded net income for the six months ended June 30, 1996 was $291,845 compared to $834,759 for the six months ended June 30, 1995.

Interest income for the six months ended June 30, 1996 primarily represents income earned on the Account's investment in the participation in a mortgage loan (Riverpoint Shopping Center). Income generated from participation in the mortgage loan remained relatively unchanged compared to the corresponding period in 1995. The Silo Electronic store (12,100 sq. ft.) at Riverpoint Shopping Center vacated its space in the third quarter 1995, and the borrower is pursuing its legal remedies regarding such unpaid amounts. The borrower re-leased the space to a book store for three months at a substantially lower rent. The borrower subsequently leased the space to Old Navy Clothing Co.
at a substantially lower rent, for five years with rent commencing on July 1, 1996. As a result of this vacancy, the borrower had notified the lenders that it is experiencing financial difficulties and had approached the lenders regarding a loan modification. During July 1996, the lenders and borrower have reached an agreement in principle to defer payment of a portion of the scheduled debt service payments from September 15, 1995 to July 15, 1996. In conjunction with the agreement in principle, the scheduled maturity date of the loan would be accelerated to December 31, 1997. In addition, the lenders would agree to accept, at certain dates through June 30, 1997, repayment of the loan at specified amounts (all at premiums to the current principal balance). However, there can be no assurance that such agreement will be finalized under these terms or any others. As of the date of this report, certain escrow payments and participation interest are due to the lenders; however, the borrower is current in its monthly debt service payments. Subsequent to the end of the quarter, the borrower notified the lenders that a tenant, which operates a dry cleaning plant at the site, has leaked a chemical associated with the dry cleaning process that can cause environmental problems if not handled properly. The borrower is currently performing tests to assess the extent of the contamination. At this time it is not possible to reasonably estimate the cost of any required remediation. The Lenders do not currently expect that the value of the borrowers property has been materially impaired, however, there can be no assurance that the contamination will not have a material impact on the value of the Lender's security until more information becomes available. For the six months ended June 30, 1996, the Account recognized net unrealized depreciation of participation in mortgage loan of $127,844 as a result of lower effective rents achieved from the mortgage property upon releasing, as discussed above. For the six months ended June 30, 1996, the Account recognized net unrealized depreciation of investments in unconsolidated joint ventures of approximately $507,511, primarily due to a decrease in current assets at Monmouth Associates.
A portion of the decrease was a result of a $4,000,000 cash distribution in which the accounts share was $278,800, and the payment of certain capital and tenant improvements.

Distributions from unconsolidated joint ventures increased for the six months ended June 30, 1996 compared to June 30, 1995 primarily due to the Accounts share of Monmouth Associates distributions of $278,800. The increase was partially offset by decreased distributions at N/S Associates.

In addition, the Account recorded rental income of $1,241,144 for the six months ended June 30, 1996 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $1,197,496 for the six months ended June 30, 1995, primarily due to modest increases in effective rental rates over the course of 1995. Expenses related to the wholly-owned real estate investment totaled $875,627 for the six months ended June 30, 1996 compared to $899,596 for the corresponding period in 1995.

For the six months ended June 30, 1996, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $1,004,262 compared to $964,461 for the six months ended June 30, 1995. However, after eliminating the effect of the recognition in the first quarter of 1995 of income attributable to certain lease
PAGE 9
termination fees received by N/S Associates, the equity in earnings of unconsolidated joint ventures showed a decrease for the six months of 1996 of approximately 1.5 percent compared to the recorded equity in earnings for the six months of 1995. The decrease is due primarily to lower rental income achieved at Southridge and Northridge Malls due to lower occupancy.
The decrease in earnings was partially offset by (i) an increase in interest earned from Monmouth Associates, (ii) an increase in rental income at 1225 Connecticut due to the property being 100 percent leased, and (iii) lower interest expense from N/S Associates in 1996 as a result of prepayment charges incurred in the first quarter of 1995 in connection with the repayment and refinancing of the mortgage loans on Northridge and Southridge Malls.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over a three-year period. Compounding the problem of declining sales are the high operating costs for tenants at the mall due to high real estate taxes. Occupancy has also been affected by tenant bankruptcies during 1993, 1994 and 1995. As of June 30, 1996, occupancy of the mall shops was approximately 80%, including temporary tenants under short term leases.

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

Kohl's Department Store, a successful tenant occupying approximately 66,000 square feet of space at Southridge Mall, approached N/S Associates regarding an expansion of its tenant space and a reduction in its overall leasing costs. During the third quarter of 1995, N/S Associates and Kohl's entered into an amendment of its lease. Pursuant to the lease amendment, the term of Kohl's lease has been extended from 2001 until 2015 and the PAGE 10 tenant space has been increased by approximately 19,000 square feet to approximately 85,000 square feet, exclusive of storage space. Kohl's is required to pay annual base rent of $9.25 per square foot, as well as one-half of its pro rata share for real estate taxes and a fixed amount for common area maintenance expense.
Kohl's is also obligated to pay as additional rent a percentage of its gross receipts in excess of a minimum amount of annual sales to be determined after the tenant has occupancy of the entire leased space. N/S Associates is responsible for paying the costs of asbestos removal for the tenant space, which is estimated to be approximately $1,250,000. Kohl's is obligated to pay other costs associated with the leased space, including tenant improvements and lease buy-out and relocation costs, if any, of other tenants (one of whose lease continues until 2001) that currently occupy a portion of the expansion space. The lease amendment also contains an operating covenant pursuant to which Kohl's is obligated to operate its retail store at Southridge Mall until 2005, subject to earlier termination under certain circumstances. Although the lease amendment reduces Kohl's overall rent, the expansion of its space and the extension of its lease term is expected to help stabilize the shopping center on a long-term basis by ensuring Kohl's continued occupancy and contribution to customer traffic.
As of June 30, 1996, occupancy of the portion of Southridge Mall owned by N/S Associates was approximately 91%, including temporary tenants under short-term leases.

The Account paid asset management and mortality expense risk fees of $526,934 and $518,124 for the six months ended June 30, 1996 and 1995, respectively.

For the Three Months Ended June 30, 1996 Compared to the Three
Months Ended June 30, 1995 -

Recorded net income (loss) for the three months ended June 30, 1996 was $(51,302) compared to $405,625 for the three months ended
June 30, 1995.

During the three months ended June 30, 1996, $497,491 of income was attributable to the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates, and 1225 Connecticut) compared to $423,914 for the corresponding three months in 1995. The increase in income is primarily due to
(i) 1225 Connecticut being 100% leased and (ii) lower real estate taxes at Northridge and Southridge. The increase was partially offset by lower rental income achieved at Southridge and Northridge due to lower occupancy.

The Account recorded rental income of $599,606 for the three months ended June 30, 1996 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $622,818 for the three months ended June 30, 1995. The decrease in rental income for the three month period is a result of lower occupancy during the second quarter which was partially offset by increased rental rates over 1995. Expenses related to the wholly-owned real estate investment totaled $433,266 for the three months ended June 30, 1996 compared to $436,419 for the corresponding period in 1995.

The Account paid total asset management and mortality expense risk fees for the three months ended June 30, 1996 of $263,711 compared to $257,781 for the corresponding period in 1995.

Liquidity and Capital Resources

For the Six Months Ended June 30, 1996 Compared to the Six Months
Ended June 30, 1995 -

At June 30, 1996, the Account had cash of approximately $905,000 as compared to approximately $587,000 at December 31, 1995. The Account financed a portion of the contract terminations during the quarter through additional investments made by IDS Life Insurance Company (IDS Life). The Account had experienced net contract terminations in 14 consecutive quarters with net sales (including accumulation units purchased by IDS Life) in three of the last five quarters.

The liquidity requirements of the Account have generally been met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income, proceeds from sales of contracts, borrowings under the line of credit from IDS Life and purchases of accumulation units by IDS Life discussed below. The primary uses of funds currently are expected to be for property operating expenses, asset management and mortality and expense risk fees and payments for contract terminations.

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

IDS Life continues to purchase accumulation units in order to maintain the Account and its liquidity. IDS Life makes these payments so that no contract holder is disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life made into the Account were used to pay off the amount that the Account had borrowed under its revolving line of credit. IDS Life expects to continue to make additional payments into the Account for accumulation units as needed in order to fund all of the Account's obligations under the contracts such as paying death benefits and contract terminations. As of June 30, 1996, IDS Life had purchased approximately 24,767,643 accumulation units.

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

PAGE 12
IDS Life currently expects to hold the accumulation units it purchases until the surrender of all outstanding contracts or until the Account's liquidity improves (through, for example, one or more sales of real estate related investments) thereby permitting the Account to satisfy its anticipated contract obligations. Because IDS Life may purchase a significant amount of accumulation units, IDS Life may be subject to certain conflicts of interest it would not otherwise have if it had not purchased such accumulation units, including, among other things, a conflict in approving periodic valuations of real estate investments made by the Investment Adviser.

The Account does not intend to acquire additional real estate related investments and intends to liquidate the real estate related investments that it currently holds when it becomes advantageous or necessary to do so. To the extent funds of the Account are not used to pay obligations of the Account, including those under existing contracts, or the redemption of accumulation units purchased by IDS Life, such funds will be invested in short-term debt instruments and possibly intermediate-term bonds with maturities of up to five years.

Through June 30, 1996, Monmouth Associates had funded approximately $24,500,000 of the renovation loan for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest of approximately $1,300,000, is currently expected to be approximately $28,500,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement or expansion of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1996.

The renovation is nearing completion with tenant improvement work for one of the larger tenants and retainage work remaining. This large tenant opened in late July. The occupancy of mall shops and outparcel space at the shopping center as of June 30, 1996 was approximately 72 percent. However, the mall shops and outparcel space are approximately 85 percent leased, including a lease for a tenant whose term will commence after renovation of its tenant space permits occupancy. Leasing and occupancy at the shopping center have been adversely affected by tenant bankruptcies occurring in 1995.

PAGE 13
The Account has a loan outstanding in the principal amount of approximately $7,726,000 as of June 30, 1996, secured by its wholly-owned real estate investment, West Springfield Terrace Apartments. The loan has an original term of seven years and bears interest at a rate of 9.5 percent per annum. The loan requires monthly payments of principal and interest aggregating $824,000 per annum until November of 1996 when the remaining principal balance of approximately $7,704,000 and any accrued and unpaid interest will be due and payable. The current budget for capital expenditures during 1996 is approximately $210,600 for painting, carpet replacement and other capital costs. During the quarter the Account began marketing the property for sale. If the Account is unable to sell the property, prior to the maturity date of the loan, the Account would then seek to either obtain a loan extension or seek replacement financing. However, there can be no assurance the Account will be able to either sell the property or obtain alternative financing.

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

N/S Associates currently expects that it will incur approximately $2,927,000 in 1996 for tenant improvement, asbestos removal and other capital items at Northridge and Southridge Malls. The decrease from last quarter is due primarily to unmet leasing which resulted in lower tenant improvement costs. Actual amounts expended in 1996 may vary depending on a number of factors, including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year. N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of tenant improvements, asbestos removal and other capital items generally will be provided out of cash flows from the properties. In this regard, N/S Associates reduced the amount of distributions to its partners in order to retain funds to pay capital items expected to be incurred in 1996. N/S Associates expended approximately $1,967,000 for tenant improvements, asbestos removal and other capital projects in 1995.

At June 30, 1996, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut and a wholly-owned property, West Springfield Terrace Apartments), mortgage loan and land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates, and a participation in the loan for Riverpoint Center) and short-term investments represented 71 percent, 27 percent and 2 percent of total assets, respectively. At June 30, 1995, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 71 percent, 28 percent and 1 percent of total assets, respectively.
PAGE 14
                      PART II.  OTHER INFORMATION
                      ---------------------------

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

           27.1 Financial Data Schedule of the Account for the period ended June 30, 1996 is filed herewith.

        (B) Report on Form 8-K

            No reports on Form 8-K were required to be filed by the Registrant for the three months ended June 30, 1996.

PAGE 16
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY

                             (Registrant)




Date:  August 14, 1996                       /S/ Melinda Urion
                                           Melinda S. Urion
                                           Executive Vice President
                                                and Controller