Form 10-Q
period 1996-09-30
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1996-11-15
CIK 812563

PAGE 1
                                  SECURITIES AND EXCHANGE COMMISSION

                                        WASHINGTON, D.C.  20549

                                               FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996




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



                  PART 1 - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

PAGE 3
                            IDS LIFE ACCOUNT RE
                                     of
                         IDS LIFE INSURANCE COMPANY

                               BALANCE SHEETS

                                                                     September 30,     December 31,
                                                                        1996              1995
                                                                     (unaudited)
    Assets:
     Cash                                                           $ 8,649,002       $    586,729
     Receivable from IDS Life for contracts sold                             --            300,000
     Investments in unconsolidated joint ventures,
       at fair value (cost of $36,135,146 and
       $35,858,482 at September 30, 1996
       and December 31, 1995, respectively)                          23,919,625         24,150,472
     Participation in mortgage loan, at fair
       value (cost of $0 at September 30, 1996
       and December 31, 1995)                                         2,818,599          2,966,207
     Accrued interest on participation in mortgage loan                     544             (5,401)
     Investment in wholly-owned real estate
      property:
       Building, at fair value (cost of $0
         and $14,174,329 at September 30, 1996 and
         December 31, 1995, respectively)                                    --         12,380,339
       Land, at fair value (cost of $0
         at September 30, 1996 and December 31, 1995)                        --          3,915,263
       Deferred borrowing costs, net of accumulated
         amortization of $0 and $157,577 at
         September 30, 1996 and December 31, 1995, respectively              --             23,879
     Other assets                                                             0             43,135

         Total assets                                               $35,387,770       $ 44,360,623


    Liabilities:
     Payable to IDS Life for:
       Operating expenses                                           $    43,660       $     76,619
       Contract terminations                                                 --            271,318
     Accrued mortality and expense risk fee                              39,015             40,420
     Accrued asset management fee                                        48,769             50,525
     Liabilities related to wholly-owned
      real estate property:
       Accounts payable and other liabilities                           179,076            244,937
       Accrued real estate taxes                                             --                --
       Mortgage payable                                                      --          7,770,339


         Total liabilities                                              310,520          8,454,158


    Contract Owners' Equity:
     Net assets applicable to Variable Annuity
       contracts in accumulation period                             $35,077,250       $ 35,906,465


    Accumulation units outstanding                                   35,475,694         36,353,929

    Net asset value per accumulation unit                           $      0.99       $       0.99


    See accompanying notes to financial statements.




                                                   IDS LIFE ACCOUNT RE
                                                           of
                                              IDS LIFE INSURANCE COMPANY

                                               STATEMENTS OF OPERATIONS
                                                     (unaudited)





                                                                       For the nine months ended

                                                                       Sep 30,           Sep 30,
                                                                        1996              1995

    Income:
     Interest income                                                $   211,934       $    198,966
     Account's equity in earnings of
       unconsolidated joint ventures                                  1,583,737          1,453,176
     Rental income                                                    1,877,789          1,794,031
     Unrealized (depreciation) of participation
       in mortgage loan                                                (147,608)           (27,817)
     Unrealized appreciation of investment in wholly-owned
       real estate property                                                  --            138,764
     Unrealized appreciation (depreciation) of
       investments in unconsolidated joint ventures                    (507,511)            63,824
     Realized depreciation in wholly-owned
     real estate property                                              (806,698)                --

         Total income                                                 2,211,643          3,620,944


    Expenses:
     Asset management fee                                               442,298            445,113
     Mortality and expense risk fee                                     353,838            356,091
     Amortization of deferred organizational
       and borrowing costs                                               19,602             19,389
     Revolving loan interest                                                 --            100,736
     Other operating expenses                                            53,849             56,734
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                         551,315            557,096
       Utilities                                                        107,363            121,731
       Repairs and maintenance                                          147,556            172,432
       Property and other taxes                                         153,790            141,352
       Salaries                                                         146,578            125,871
       Management fees                                                   84,854             88,786
       Other                                                             98,450            117,413

         Total expenses                                               2,159,493          2,302,744


    Net income                                                      $    52,150       $  1,318,200

    See accompanying notes to financial statements.


PAGE 5
                                                 IDS LIFE ACCOUNT RE
                                                         of
                                              IDS LIFE INSURANCE COMPANY

                                               STATEMENTS OF OPERATIONS
                                                     (unaudited)



                                                                       For the three months ended

                                                                        Sep 30,           Sep 30,
                                                                        1996              1995

    Income:
     Interest income                                                $    78,584       $     66,323
     Account's equity in earnings of
       unconsolidated joint ventures                                    579,475            488,715
     Rental income                                                      636,645            596,535
     Unrealized appreciation (depreciation) of participation
     in mortgage loan                                                        --            (22,586)
     Change in unrealized appreciation (depreciation) of
       investments in unconsolidated joint ventures                     (19,763)            93,875
     Realized depreciation in wholly-owned
     real estate property                                              (806,698)                --

         Total income                                                   468,243          1,222,862


    Expenses:
     Asset management fee                                               149,557            157,266
     Mortality and expense risk fee                                     119,645            125,814
     Amortization of deferred organizational
       and borrowing costs                                                6,676              6,462
     Revolving loan interest                                                 --                 --
     Other operating expenses                                            17,780             24,793
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                                         183,315            185,214
       Utilities                                                         21,872             17,556
       Repairs and maintenance                                           52,150             67,210
       Property and other taxes                                          48,392             44,692
       Salaries                                                          52,442             45,653
       Management fees                                                   27,874             30,347
       Other                                                             28,234             34,413

         Total expenses                                                 707,937            739,420


    Net income (loss)                                               $  (239,694)      $    483,442

    See accompanying notes to financial statements.




                                              IDS LIFE ACCOUNT RE
                                                      of
                                        IDS LIFE INSURANCE COMPANY

                                          STATEMENTS OF CASH FLOWS
                                                (unaudited)



                                                                        For the nine months ended

                                                                    Sep 30,           Sep 30,
                                                                        1996              1995

    Cash flows from operating activities:
     Net Income                                                     $   52,150       $   1,318,200

     Adjustments to reconcile net income to net cash
     used in operating activities:
       Account's equity in earnings of unconsolidated
         joint ventures                                             (1,583,737)         (1,453,176)
       Change in accrued interest on participation
         in mortgage loan                                               (5,945)              3,965
       Amortization of organizational and borrowing cost                23,879              19,388
       Change in unrealized depreciation of investments
         in unconsolidated joint ventures                              507,511             (63,824)
       Change in unrealized depreciation (appreciation) of
         participation in mortgage loan                                147,608              27,817
       Change in unrealized appreciation of investment
         in wholly-owned real estate property                               --            (138,764)
       Change in realized depreciation in wholly-owned
         real estate property                                           806,698                 --
       Change in other assets                                           43,135             (10,485)
       Change in payable to IDS Life for operating expenses            (32,959)              1,834
       Change in accrued mortality and expense risk fee                 (1,405)                  6
       Change in accrued asset management fee                           (1,756)                  7
       Change in payables and other liabilities related
         to wholly-owned real estate property                          (65,861)             34,588

         Total adjustments to net income                              (162,832)         (1,578,644)

           Net cash used in operating activities                      (110,682)           (260,444)


    Cash flows from investing activities:
     Capital improvements to wholly-owned real estate property              --            (117,748)
     Distributions received from joint ventures                      1,307,073           1,143,190
     Sale of wholly owned property                                  15,488,904                  --

           Net cash provided by investing activities                16,795,977           1,025,442

    Cash flows from financing activities:
     Proceeds from sales of accumulation units                       2,341,959          19,501,099
     Payments for contract terminations                             (3,194,642)        (17,061,230)
     Decrease in mortgage payable                                   (7,770,339)            (60,723)
     Change in payable to IDS Life for revolving loan                       --         (2,100,000)
     Contribution for Monmouth                                              --           (685,151)
       renovation loan (joint venture)

           Net cash used in financing activities                    (8,623,022)           (406,005)

    Net increase in cash                                             8,062,273             358,993
    Balance of cash at beginning of year                               586,729             204,859







    Balance of cash at end of period                                $ 8,649,002       $    563,852


    Supplemental cash flow disclosure:
    Cash paid for mortgage interest & revolving loan                $   551,315       $    657,832

    See accompanying notes to financial statements.

PAGE 7
                                  IDS LIFE ACCOUNT RE
                                          of
                              IDS LIFE INSURANCE COMPANY

                                   September 30, 1996

                             NOTES TO FINANCIAL STATEMENTS
                                      (unaudited)

1.      GENERAL

        In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of September 30, 1996 and December 31, 1995; statements of operations for the three and nine months ended September 30, 1996 and 1995; and the statements of cash flows for the nine months ended September 30, 1996 and 1995. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1995 and the notes thereto contained in the Account's prospectus dated April 30, 1996. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.


2.      INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

        Unconsolidated Joint Ventures - Summary Information

        Summary information for the Account of its investments in unconsolidated joint ventures for the nine months ended
        September 30, 1996 and 1995 is as follows:

                                         For the nine months ended
                                               September 30
                                            1996          1995

      Account's share of net
       investment income from
       unconsolidated joint ventures   $ 1,583,737    $ 1,453,176

      Total net investment income of
       unconsolidated joint ventures   $19,697,394    $18,284,571

      Total income of unconsolidated
      joint ventures                  $35,526,000    $34,014,000

PAGE 8
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations

For the Nine Months Ended September 30, 1996 Compared to the Nine
Months Ended September 30, 1995 -

Net assets decreased from $35,906,465 at December 31, 1995 to $35,387,770 at September 30, 1996. During this same time period, the accumulation unit value remained constant at $.99. The Account experienced net terminations amounting to $852,683 for the nine months ended September 30, 1996 compared to net sales of $2,439,870 for the nine months ended September 30, 1995. The net terminations for the nine months ended September 30, 1996 include approximately $2,000,000 for accumulation units purchased by IDS Life, which has been used to pay for contract surrenders, as discussed more fully below.

Recorded net income for the nine months ended September 30, 1996 was $52,150 compared to $1,318,200 for the nine months ended
September 30, 1995.

Interest income for the nine months ended September 30, 1996 primarily represents income earned on the Account's investment in the participation in a mortgage loan (Riverpoint Shopping Center). Income generated from participation in the mortgage loan remained relatively unchanged compared to the corresponding period in 1995. The Silo Electronic store (12,100 sq. ft.) at Riverpoint Shopping Center vacated its space in the third quarter 1995, and subsequently filed for bankruptcy. The borrower is pursuing its legal remedies regarding the remaining amounts due. The borrowers leased the space to Old Navy Clothing Co.
for five years and rent commenced in July 1, 1996. The borrower had notified the lenders that it was experiencing financial difficulties and had approached the lenders regarding a loan modification. During the third quarter of 1996, the lenders and borrower finalized a loan modification whereby they reached an agreement to defer payment of a portion of the scheduled debt service payments from September 15, 1995 to July 15, 1996. In conjunction with the modification agreement, the scheduled maturity date of the loan has been accelerated to December 31, 1997. Finally, the lenders have agreed to accept, at certain dates through June 30, 1997, repayment of the loan at specified amounts. The repayment of the loan per such agreement would yield the Lenders, when paid, an amount less than the current carrying amount of the loan. However, there can be no assurance that the loan will be repaid prior to its revised maturity date of December 1997 pursuant to such agreement.

During the third quarter, the borrower notified the Lenders that a tenant which operates a dry cleaning plant at the site has leaked a chemical associated with the dry cleaning process that can cause environmental problems if not handled properly. The lenders have been advised that the tenant and borrower are currently remediating the problem. The lenders do not currently expect that the value of the borrower's property has been materially impaired.

For the nine months ended September 30, 1996, the Account recognized net unrealized depreciation of participation in mortgage loan of $19,763 as a result of lower effective rents achieved from the mortgage property upon releasing, as discussed above.

For the nine months ended September 30, 1996, the Account recognized net unrealized depreciation of investments in unconsolidated joint ventures of approximately $507,511, primarily due to a decrease in current assets at Monmouth Associates.
A portion of the decrease was a result of a $4,000,000 cash distribution in which the Accounts share was $278,800.

Distributions from unconsolidated joint ventures increased for the nine months ended September 30, 1996 compared to September 30, 1995 primarily due to the Accounts share of Monmouth Associates distributions of $278,800. The increase was partially offset by decreased distributions from N/S Associates.

In addition, the Account recorded rental income of $1,877,879 for the nine months ended September 30, 1996 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $1,794,031 for the nine months ended September 30, 1995, primarily due to modest increases in effective rental rates over the course of 1995. Expenses related to the wholly-owned real estate investment totaled $1,289,906 for the nine months ended September 30, 1996 compared to $1,324,681 for the corresponding period in 1995.

On September 30, 1996 the Account sold land and related improvements known as the West Springfield Terrace Apartments. The purchaser was not affiliated with the Account and the sale price was determined by arm's-length negotiations. The sale price for the land and improvements was $16,100,000 (before deducting selling costs) and was paid in cash at closing. A portion of the net sale proceeds was utilized to retire the first mortgage debt with an outstanding balance of $7,703,649.

For the nine months ended September 30, 1996, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $1,583,737 compared to $1,453,176 for the nine months ended September 30, 1995. However, after eliminating the effect of the recognition in the first quarter of 1995 of income attributable to certain lease termination fees received by N/S Associates, the equity in earnings of unconsolidated joint ventures showed a increase for the nine months of 1996 of approximately 12.9 percent compared to the recorded equity in earnings for the nine months of 1995. The increase is due primarily to (i) an increase in interest earned which is now currently being paid from Monmouth Associates,
(ii) an increase in rental income at 1225 Connecticut due to the property being 100 percent leased, and (iii) lower interest expense from N/S Associates in 1996 as a result of prepayment charges incurred in the first quarter of 1995 in connection with the repayment and refinancing of the mortgage loans on Northridge and Southridge Malls. The increase in earnings was partially offset by lower rental income achieved at Southridge and Northridge Malls due to lower occupancy.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over a three-year period. Compounding the problem of declining sales are the high operating costs for tenants at the mall due to high real estate taxes. Occupancy has also been affected by tenant bankruptcies during 1993, 1994 and 1995. As of September 30, 1996, occupancy of the mall shops was approximately 79%, including temporary tenants under short term leases.

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

Kohl's Department Store, a successful tenant occupying approximately 66,000 square feet of space at Southridge Mall, approached N/S Associates regarding an expansion of its tenant space and a reduction in its overall leasing costs. During the third quarter of 1995, N/S Associates and Kohl's entered into an amendment of its lease. Pursuant to the lease amendment, the term of Kohl's lease has been extended from 2001 until 2015 and the tenant space has been increased by approximately 19,000 square feet to approximately 85,000 square feet, exclusive of storage space. Kohl's is required to pay annual base rent of $9.25 per square foot, as well as one-half of its pro rata share for real estate taxes and a fixed amount for common area maintenance expense.
Kohl's is also obligated to pay as additional rent a percentage of its gross receipts in excess of a minimum amount of annual sales to be determined after the tenant has occupancy of the entire leased space. N/S Associates is responsible for paying the costs of asbestos removal for the tenant space, which is estimated to be approximately $1,250,000. Kohl's is obligated to pay other costs associated with the leased space, including tenant improvements and lease buy-out and relocation costs, if any, of other tenants (one of whose lease continues until 2001) that currently occupy a portion of the expansion space. The lease amendment also contains an operating covenant pursuant to which Kohl's is obligated to operate its retail store at Southridge Mall until 2005, subject to earlier termination under certain circumstances. Although the lease amendment reduces Kohl's overall rent, the expansion of its space and the extension of its lease term is expected to help stabilize the shopping center on a long-term basis by ensuring
Kohl's continued occupancy and contribution to customer traffic.
PAGE 11

As of September 30, 1996, occupancy of the portion of Southridge
Mall owned by N/S Associates was approximately 91%, including temporary tenants under short-term leases.

The Account paid asset management and mortality expense risk fees of $796,136 and $801,204 for the nine months ended September 30, 1996 and 1995, respectively.

For the Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995 -

Recorded net income (loss) for the nine months ended September 30, 1996 was $52,150 compared to $483,442 for the nine months ended
September 30, 1995.

During the three months ended September 30, 1996, $579,475 of income was attributable to the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates, and 1225 Connecticut) compared to $488,715 for the corresponding three months in 1995. The increase in income is primarily due to (i) lease concession burn off at 1225 Connecticut which is 100% leased and (ii) lower real estate taxes at Northridge and Southridge. The increase was partially offset by lower rental income achieved at Southridge and Northridge due to lower occupancy.

The Account recorded rental income of $636,645 for the three months ended September 30, 1996 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $596,535 for the three months ended September 30, 1995. The increase in rental income for the three month period is a result of increased rental rates over 1995. Expenses related to the wholly-owned real estate investment totaled $414,279 for the three months ended September 30, 1996 compared to $425,085 for the corresponding period in 1995.

The Account paid total asset management and mortality expense risk fees for the three months ended September 30, 1996 of $269,202 compared to $283,080 for the corresponding period in 1995.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 1996 Compared to the Nine
Months Ended September 30, 1995 -

At September 30, 1996, the Account had cash of approximately $8,003,325 as compared to approximately $587,000 at December 31, 1995. The increase in cash for the nine months ended September
30, 1996 as compared to December 31, 1995 is due primarily to net proceeds received from the sale of the West Springfield Terrace Apartments. The Account financed a portion of the contract terminations during the quarter through additional investments made by IDS Life Insurance Company (IDS Life). The Account had experienced net contract terminations in 14 consecutive quarters with net sales (including accumulation units purchased by IDS Life) in three of the last five quarters.

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

IDS Life continues to purchase accumulation units in order to maintain the Account and its liquidity. IDS Life makes these payments so that no contract holder is disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life made into the Account were used to pay off the amount that the Account had borrowed under its revolving line of credit. IDS Life expects to continue to make additional payments into the Account for accumulation units as needed in order to fund all of the Account's obligations under the contracts such as paying death benefits and contract terminations. As of September 30, 1996, IDS Life had purchased approximately 24,767,643 accumulation units.

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

Through September 30, 1996, Monmouth Associates had funded approximately $25,125,000 of the renovation loan for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest of approximately $1,300,000, is currently expected to be approximately $27,800,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement or expansion of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1996.

The renovation is nearing completion with tenant improvement work for one of the larger tenants and retainage work remaining. This large tenant opened in late July. The occupancy of mall shops and outparcel space at the shopping center as of September 30, 1996 was approximately 72 percent. However, the mall shops and outparcel space are approximately 85 percent leased, including a lease for a tenant whose term will commence after renovation of its tenant space permits occupancy. Leasing and occupancy at the shopping center have been adversely affected by tenant bankruptcies occurring in 1995.

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

N/S Associates currently expects that it will incur approximately $2,141,000 in 1996 for tenant improvement, asbestos removal and other capital items at Northridge and Southridge Malls. The decrease from last quarter is due primarily to unmet leasing which resulted in lower tenant improvement costs. Actual amounts expended in 1996 may vary depending on a number of factors, including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year. N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of tenant improvements, asbestos removal and other capital items generally will be provided out of cash flows from the properties. In this regard, N/S Associates reduced the amount of distributions to its partners in order to retain funds to pay capital items expected to be incurred in 1996. N/S Associates expended approximately $1,967,000 for tenant improvements, asbestos removal and other capital projects in 1995.

At September 30, 1996, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut,) mortgage loan and land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates, and a participation in the loan for Riverpoint Center) and short-term investments represented 56 percent, 33 percent and 11 percent of total assets, respectively. At September 30, 1995, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 71 percent, 28 percent and 1 percent of total assets, respectively.
PAGE 14
                      PART II.  OTHER INFORMATION
                      ---------------------------

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

           10.8 Copy of Purchase Agreement for the sale of the West Springfield Terrace Apartments is filed herewith.

           27.1 Financial Data Schedule of the Account for the period ended September 30, 1996 is filed herewith.

        (B) Report on Form 8-K

            No reports on Form 8-K were required to be filed by the Registrant for the three months ended September 30, 1996.

PAGE 16
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY

                             (Registrant)




Date:  November 14, 1996                       /S/ Melinda Urion
                                           Melinda S. Urion
                                           Executive Vice President
                                                and Controller