Form 10-K
period 1996-12-31
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1997-04-01
CIK 812563

PAGE 1
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996.

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

Documents incorporated by reference: Certain pages of the Prospectus of Registrant included in Form S-1 (as amended), file number 33-13375 to be filed April 3, 1997, are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

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

Investment Objective

The investment objectives of the Account previously were to provide for payment of retirement income under the Contracts by seeking to: (i) preserve and protect the Account's assets in real (i.e., inflation-adjusted) terms; (ii) provide for compounding of income through reinvestment of cash flow from investments; and
(iii) provide for increases in income through capital appreciation of real property investments and, to the extent available, through participation in the capital appreciation, gross revenues or income of the real properties subject to mortgage loans or land sale- leasebacks. There is no guarantee that the investment objectives of the Account will be attained. The assets of the Account have been invested primarily in real estate related investments in accordance with the diversification requirements regarding variable annuities contained in
Section 817(h) of the Internal Revenue Code (the "Code").

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

Since the Account has experienced substantial net contract terminations over the past several years the Account does not intend to acquire additional real estate related investments. Further, the Account intends to liquidate the real estate related investments that it currently holds when it becomes advantageous or necessary to do so. During 1996, the Account liquidated two real estate related investments.

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

Competition

As of December 31, 1996, IDS Life was aware of 3 other real estate variable annuity products that have been registered with the Securities and Exchange Commission and that are being offered for sale by competitors. These products differed from the Account in various features although their structure and investment objectives were similar to the Account's prior to its termination of new contract sales. In addition, the Account competed against other real estate investment funds and registered investment companies including limited partnerships, real estate investment trusts, unit investment trusts, pension and profit sharing trusts, corporations, etc., all of which may or may not be offered for sale by commercial and investment banks, realty corporations, insurance companies, savings and loan associations, diversified financial service companies, and other financial service intermediaries.

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

Item 2. PROPERTIES

Description of the Account's real estate related investments is hereby incorporated herein by reference to pages 21 to 41 of the Registrant's prospectus included in Form S-1 (as amended), File number 33-13375 to be filed April 3, 1997, which pages are filed herewith as Exhibit 99.2 to this report.


Item 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which the Account is a party or to which the assets of the Account are subject. IDS Life is engaged in various kinds of routine litigation that, in IDS Life's judgement, are not of material importance in relation to its total assets. None of such litigation relates to the Account.


Item 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PAGE 5
               PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SECURITY HOLDERS MATTERS

The Contracts were offered for sale through the registered representatives of IDS Life. There is no established public trading market for the Contracts. In addition, the Contracts were not bid for, but were sold at the Account's current accumulation unit value. A contract owner may elect to surrender all or part of the Contract while the Contract is in force prior to the earlier of the retirement date or the death of the first to die of the annuitant or owner. A description of surrenders, withdrawals and transfers is hereby incorporated herein by reference to pages 58 to 60 under the heading "Contract Surrender" and 63 to 65 under the headings "Suspension and Delay of Payments" and "Transfer of Ownership" in the Registrant's prospectus included in Form S-1 (as amended), File Number 33-13375, to be filed April 3, 1997, which pages are filed herewith as Exhibit 99.1 to this report. For the year ended December 31, 1996, the high and low accumulation unit values were $1.01 and $.98 per unit, respectively. The number of contract owners at December 31, 1996 was 824.


Item 6. SELECTED FINANCIAL DATA



                                                  Years ended December 31,

                                  1996          1995          1994          1993          1992
                                  ----          ----          ----          ----          ----

Contract Purchase Payments
   (Terminations), Net        $(2,207,498)  $ 2,291,255   $(5,184,527)  $(6,873,380)  $(6,257,432)

Net Income (Loss)             $  (153,491)  $(2,378,521)  $  (946,390)  $ 1,816,417   $(5,761,830)

Total Contract Owners'
    Equity (A)                $33,545,476   $35,906,465   $35,993,731   $42,124,648   $47,181,611

Accumulation Units
    Outstanding (A)            34,144,955    36,353,929    34,238,180    39,000,431    45,475,432

Accumulation Unit
    Value                     $       .98   $       .99   $      1.05   $      1.08   $      1.04



(A)  As of December 31, 1996, IDS Life's  portion of the Total Contract  Owners'
     Equity was  $24,492,773  (73%) and IDS Life owned  24,969,872  (73%) of the total Accumulation Units Outstanding.


PAGE 6
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Results of Operations
For the Year Ended December 31, 1996 Compared to the Year Ended
December 31, 1995 -
Net assets decreased from $35,906,465 at December 31, 1995 to $33,545,476 at December 31, 1996. During this same time period, the accumulation unit value decreased from $.99 to $.98. The Account experienced net terminations amounting to $2,207,498 for the year ended December 31, 1996 compared to net sales of $2,291,255 for the year ended December 31, 1995. The net terminations for the year ended December 31, 1996 and the net sales for the year ended December 31, 1995, included approximately $2,000,000 and $24,700,000, respectively, for accumulation units purchased by IDS Life, which have been used to repay principal and accrued interest on the Account's revolving loan payable to IDS Life and to pay for contract surrenders, as discussed more fully below.

Recorded net loss for the year ended December 31, 1996 was $153,491 compared to $2,378,521 for the year ended December 31, 1995.

Interest income for the year ended December 31, 1996 primarily represents interest income earned on the Account's investment in the participation in a mortgage loan (Riverpoint Shopping Center). Interest income also includes interest earned on short term investments. The borrower had notified the Lenders that it was experiencing financial difficulties and approached the Lenders regarding a loan modification. During the third quarter of 1996, the Lenders and Borrowers finalized a loan modification whereby they reached an agreement to defer payment of a portion of the scheduled debt service from September 15, 1995 to July 15, 1996. In conjunction with the loan modification agreement, the scheduled maturity date of the loan was accelerated to December 31, 1997. Finally, the Lenders agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. On December 24, 1996, the borrower repaid the lenders $27,400,000 (of which the Account's share was approximately $2,800,000) in full satisfaction of the loan as agreed upon.

For the year ended December 31, 1996, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $2,167,460, compared to $1,924,741 for the year ended December 31, 1995. However, after eliminating the effect of the recognition in the first quarter of 1995 of income attributable to certain lease termination fees received by N/S Associates, the equity in earnings of unconsolidated joint ventures showed an increase for 1996 of approximately 12.9 percent compared to the recorded equity in earnings for 1995. The increase is due primarily to (i) an increase in interest earned which is now currently being paid from Monmouth Associates, (ii) an increase in rental income at 1225 Connecticut due to the property being 100 percent leased, and (iii) lower interest expense from N/S Associates in 1996 as a result of prepayment charges incurred in the first quarter of 1995 in connection with the repayment and refinancing of the mortgage loans on Northridge and Southridge Malls. The increase in earnings was partially offset by lower rental income achieved at Southridge and

PAGE 7
Northridge Malls due to lower occupancy.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over a three-year period. Compounding the problem of declining sales are the high operating costs for tenants at the mall due to high real estate taxes. Occupancy has also been affected by tenant bankruptcies during 1993, 1994 and 1995. As of December 31, 1996, occupancy of the mall shops was approximately 77%, including temporary tenants under short term leases.

To counter the negative perception of Northridge Mall, N/S Associates has implemented certain capital improvements and operational programs to improve the shopping center's safety and appearance, as well as instituted certain marketing efforts to enhance its image. Certain recent positive sales trends appear to indicate a modest improvement; however, elimination of the negative perception is expected to take some time. In addition N/S Associates is seeking to increase occupancy at the shopping center by aggressively marketing space for new and renewal tenants through leasing incentives, as well as continuing to cooperate with existing tenants who need short-term rent reductions in order to retain occupancy of their space. Part of the leasing strategy includes targeting certain well-recognized retailers as a group that would become tenants at the shopping center. It is expected that the draw of this group of tenants would help the shopping center gain leasing momentum and aid in future leasing efforts.

Kohl's Department Store, a successful tenant occupying approximately 66,000 square feet of space at Southridge Mall, approached N/S Associates regarding an expansion of its tenant space and a reduction in its overall leasing costs. During the third quarter of 1995, N/S Associates and Kohl's entered into an amendment of its lease. Pursuant to the lease amendment, the term of Kohl's lease has been extended from 2001 until 2015 and the tenant space has been increased by approximately 19,000 square feet to approximately 85,000 square feet, exclusive of storage space. Kohl's is required to pay annual base rent of $9.25 per square foot, as well as one-half of its pro rata share for real estate taxes and a fixed amount for common area maintenance expense. Kohl's is also obligated to pay as additional rent a percentage of its gross receipts in excess of a minimum amount of annual sales determined after the tenant has occupied the entire leased space. N/S Associates was responsible for paying the costs of asbestos removal for the tenant space. Kohl's was obligated to pay other costs associated with the leased space, including tenant improvements and lease buy-out and relocation costs. The lease amendment also contains an operating covenant pursuant to which Kohl's is obligated to operate its retail store at Southridge Mall until 2005, subject to earlier termination under certain circumstances. Although the lease amendment reduces Kohl's overall rent, the expansion of its space and the extension of its lease term is expected to help stabilize the shopping center on a long-term basis by ensuring Kohl's continued occupancy and contribution to customer. As of December 31, 1996, occupancy of the portion of Southridge Mall owned by N/S Associates was approximately 94%, including temporary tenants under short-term leases.

PAGE 8
For the year ended December 31, 1996, the Account recognized net unrealized depreciation of participation in mortgage loan of $147,608 as a result of lower effective rents achieved from the mortgage property upon releasing. The Account recognized net realized depreciation on its investment in wholly-owned real estate property of $2,146,691 primarily as a result of the sale of the West Springfield Terrace apartments, as discussed below. In addition, the Account recognized net unrealized depreciation on its investment in unconsolidated joint ventures of $1,206,750 primarily a result of (i) a decrease in the current assets of Monmouth Associates, which partially resulted from a $4,000,000 cash distribution paid in 1996 in which the Account's share was $278,800; (ii) a decrease in the estimated value of N/S Associates (Northridge Mall and Southridge Mall); and (iii) a decrease in the value of 1225 Connecticut. These decreases were a result of valuations of the properties which indicated the properties fair market values. In addition, the lower values at Northridge and Southridge can be attributable to the factors discussed above. Also, the decrease in value at 1225 Connecticut is partially due to 80% of the building being leased to one tenant. This increased the property's risk factor.

The Account paid asset management and mortality expense risk fees of $1,011,135 and $1,086,516 for the years ended December 31, 1996 and 1995, respectively.

Distributions from unconsolidated joint ventures increased for 1996 compared to 1995 primarily due to the Account's share of Monmouth Associates' distributions of $278,800. The increase was partially offset by decreased distributions from N/S Associates.

On September 30, 1996 the Account sold land and related improvements known as the West Springfield Terrace Apartments. The purchaser was not affiliated with the Account and the sale price was determined by arm's-length negotiations. The sale price for the land and improvements was $16,100,000 (before deducting selling costs) and was paid in cash at closing. A portion of the net sale proceeds was utilized to retire the first mortgage debt with an outstanding balance of $7,704,000.

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

PAGE 9
Interest income for the year ended December 31, 1995 primarily represents income earned on the Account's investment in the participation in a mortgage loan (Riverpoint Shopping Center). Income generated from participation in the mortgage loan remained relatively unchanged compared to the corresponding period in 1994. Interest income for the year ended December 31, 1994 also included interest earned on short-term investments of approximately $21,000.

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

In addition, the Account recorded rental income of $2,379,439 for the year ended December 31, 1995 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $2,235,867 for the year ended December 31, 1994, was primarily due to a modest increase in effective rental rates. Expenses related to the wholly-owned real estate investment totaled $1,756,139 for the year ended December 31, 1995 compared to $1,792,255 for the corresponding period in 1994.

For the year ended December 31, 1995, the Account recognized net unrealized depreciation of participation in mortgage loan of $27,817, and net unrealized appreciation on its investment in wholly-owned real estate property of $138,764 due to a reduction in estimated capital expenditures to be required in future years at the property, and net unrealized depreciation on its investment in unconsolidated joint ventures of approximately $4,000,000. Approximately $2,199,000, $1,748,000 and $53,000 of unrealized depreciation recognized by the Account was attributable to the Account's investments in N/S Associates (Northridge Mall and Southridge Mall), Monmouth Mall and 1225 Connecticut, respectively. The unrealized depreciation recognized was the result of reductions in the estimated value of each of the investments. The decrease in estimated value for the investment in Northridge Mall was attributed to poor sales, a number of tenant bankruptcies, lower occupancy and the leasing challenges it faces as discussed below. In addition, the decrease in estimated value for the investment in Southridge Mall was attributed to recent tenant bankruptcies and the amendment of Kohl's lease as discussed above. In addition, the trend of recent bankruptcies and general market conditions for retailers could have an adverse effect on both revenues and occupancy at both Northridge and Southridge Malls in the future. The decrease in estimated value for the investment in Monmouth Mall

PAGE 10
was attributable to lower sales, the slow lease up of renovated mall space, and the uncertainty of Macy's renewing their operating covenant. While Macy's has an obligation to operate a retail store at this location through the year 2005, their obligation to operate the store as a Macy's Department Store expired in 1995. The Macy's store continues to operate at the Monmouth Mall.

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

Liquidity and Capital Resources

For the Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995 -

At December 31, 1996, the Account had cash of approximately $103,000 as compared to approximately $587,000 at December 31, 1995. The Account financed a portion of the contract terminations during 1996 and 1995 through additional investments made by IDS Life Insurance Company (IDS Life). The Account had experienced net contract terminations in 14 consecutive quarters with net sales (including accumulation units purchased by IDS Life) in six of the last seven quarters.

PAGE 11
The liquidity requirements of the Account have generally been met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income, proceeds from the sale of West Springfield Terrace apartments, the Loan repayment from Riverpoint Shopping Center, proceeds from sales of contracts, and borrowings under the line of credit from IDS Life and purchases of accumulation units by IDS Life discussed below. The primary uses of funds currently are expected to be for property operating expenses, asset management and mortality and expense risk fees and payments for contract terminations.

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

IDS Life continues to purchase accumulation units in order to maintain the Account and its liquidity. IDS Life makes these payments so that no contract holder is disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life made into the Account in 1995 were used to pay off the amount that the Account had borrowed under its revolving line of credit. IDS Life expects to continue to make additional payments into the Account for accumulation units as needed in order to fund all of the Account's obligations under the contracts such as paying death benefits and contract terminations. As of December 31, 1996, IDS Life had purchased approximately 24,969,872 accumulation units.

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

PAGE 12
Since the Account has experienced substantial net contract terminations over the past several years, the Account does not intend to acquire additional real estate related investments. During 1996, the Account liquidated two real estate related investments. Further, the Account intends to liquidate the real estate related investments that it currently holds when it becomes advantageous or necessary to do so. To the extent funds of the Account are not used to pay obligations of the Account, including those under existing contracts, or the redemption of accumulation units purchased by IDS Life, such funds will be invested in short-term debt instruments and possibly intermediate-term bonds with maturities of up to five years.

Through December 31, 1996, Monmouth Associates had funded approximately $24,615,000 of the renovation loan for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan, is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest of approximately $1,300,000, is currently expected to be approximately $29,100,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1997.

The renovation is nearing completion with tenant improvement work for one of the larger tenants and retainage work remaining. The occupancy of mall shops and outparcel space at the shopping center as of December 31, 1996 was approximately 83 percent. However, the mall shops and outparcel space are approximately 86 percent leased. Leasing and occupancy at the shopping center have been adversely affected by tenant bankruptcies occurring in 1995.

The Account had a loan outstanding in the principal amount of approximately $7,770,000, prior to its payoff in September 1996 as a result of the sale, secured by its wholly-owned real estate investment, West Springfield Terrace Apartments. The loan had an original term of seven years and bore interest at a rate of 9.5 percent per annum. The loan required monthly payments of principal and interest aggregating $824,000 per annum until November 1996 when the remaining principal balance was due.

In February 1995, N/S Associates obtained a new mortgage loan secured by Southridge Mall in the principal amount of $35,000,000. The new mortgage loan has a term of seven years, bears interest at 8.35 percent per annum and requires monthly payments of interest only prior to maturity. A portion of the proceeds from the new mortgage loan was used to repay the two mortgage loans secured by

PAGE 13
Northridge Mall as well as the mortgage loan previously secured by Southridge Mall. Remaining net proceeds from the refinancing have been and will be used to pay tenant improvement and other capital costs at Northridge and Southridge Malls.

N/S Associates currently expects that it will incur approximately $5,312,000 in 1997 for tenant improvement, asbestos removal and other capital items at Northridge and Southridge Malls. Actual amounts expended in 1997 may vary depending on a number of factors, including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year. N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of tenant improvements, asbestos removal and other capital items generally will be provided out of cash flows from the properties. N/S Associates expended approximately $2,236,000 for tenant improvements, asbestos removal and other capital projects in 1996.

At December 31, 1996, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut), land sale-leaseback investment (through an unconsolidated joint venture, Monmouth Associates) and short-term investments represented 42.4 percent, 26.9 percent and 30.7 percent of total assets, respectively. At December 31, 1995,
real  property   investments,   mortgage  loan  and  land sale-leaseback
investments and short-term investments represented 70.6 percent, 27.2 percent and 2.2 percent of total assets, respectively.

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

Effective May 1, 1995, new contract sales of the Account were discontinued. Additional purchase payments continue to be accepted for existing contracts in amounts specified in the Account's

PAGE 14
prospectus, whether by means of the previously established bank authorizations or otherwise. Existing contracts also continue to be serviced and surrender requests will be honored.

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

Since the Account has experienced substantial net contract terminations over the past several years, the Account does not intend to acquire additional real estate related investments. Further, the Account intends to liquidate the real estate related investments that it currently holds when it becomes advantageous or necessary to do so. To the extent funds of the Account are not used to pay obligations of the Account, including those under existing contracts, or the redemptions of accumulation units purchased by IDS Life, such funds will be invested in short-term debt instruments and possibly intermediate-term bonds with maturities of up to five years.

Through December 31, 1995, Monmouth Associates had funded approximately $21,476,000 of the renovation loan for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan, including one made in July 1995, is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The

PAGE 15
aggregate amount of the renovation loan, including accrued and deferred interest, is currently expected to be approximately $28,500,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1996.

The renovative is nearing completion with tenant improvement work for one of the larger tenants and retainage work remaining. The occupancy of mall shops and outparcel space at the shopping center as of December 31, 1995 was approximately 77 percent. However, the mall shops and outparcel space are approximately 86 percent leased, including leases whose terms will commence after renovation of the tenant space permits occupancy.

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

N/S Associates currently expects that it will incur approximately $4,369,000 in 1996 for tenant improvements, asbestos removal and other capital items at Northridge and Southridge Malls. Actual amounts expended in 1996 may vary depending on a number of factors, including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year. N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of tenant improvements, asbestos removal and other capital items generally will be provided out of cash flows from the properties. N/S Associates expended approximately $1,967,000 for tenant improvements, asbestos removal and other capital projects in 1995.

At December 31, 1995, real property investments (through two

PAGE 16
unconsolidated joint ventures, N/S Associates and 1225 Connecticut and a wholly-owned property, West Springfield Terrace Apartments), mortgage loan and land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates, and a participation in the loan for Riverpoint Center) and short-term investments represented 70.6 percent, 27.2 percent and 2.2 percent of total assets, respectively. At December 31, 1994, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 72 percent, 27.3 percent and .7 percent of total assets, repsectively.

PAGE 17
Item 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                       IDS LIFE ACCOUNT RE
                                of
                    IDS LIFE INSURANCE COMPANY

                              Index


Independent Auditors' Report
Balance Sheets, December 31, 1996 and 1995
Statements of Operations, years ended December 31, 1996, 1995 and 1994
Statements of Changes in Contract Owners' Equity, years ended December 31, 1996,
 1995 and 1994
Statements of Cash Flows, years ended December 31, 1996, 1995 and 1994
Notes to Financial Statements
Participation in Mortgage Loan on Real Estate and Interest Earned
 on Participation in Mortgage - Schedule III
Real Estate Owned and Rental Income - Schedule IV

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



 N/S ASSOCIATES, MONMOUTH ASSOCIATES & 1225 INVESTMENT CORPORATION
                   UNCONSOLIDATED JOINT VENTURES
                               of
                       IDS LIFE ACCOUNT RE

                              Index


Independent Auditors' Report
Combined Balance Sheets, December 31, 1996 and 1995 Combined Statements of Operations, years ended December 31, 1996,
 1995 and 1994
Combined  Statements of Partners'  Capital  Accounts,  years ended  December 31,
 1996, 1995 and 1994
Combined Statements of Cash Flows, years ended December 31, 1996,
 1995 and 1994
Notes to Combined Financial Statements
Participation in Mortgage Loan on Real Estate and Interest Earned
 on Participation in Mortgage - Schedule III
Combined Real Estate Owned and Rental Income - Schedule IV

Schedules not Filed:
    All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in financial statements or the related notes.

PAGE 18
                        INDEPENDENT AUDITORS' REPORT



TheBoard of Directors of IDS Life Insurance  Company and Contract  Owners of IDS
   Life Account RE:


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Life Account RE at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                    KPMG Peat Marwick LLP


Minneapolis, Minnesota
March 21, 1997




PAGE 19
                           IDS LIFE ACCOUNT RE
                                   of
                        IDS LIFE INSURANCE COMPANY

                             BALANCE SHEETS

                                                                    December 31,   December 31,
                                                                        1996           1995


    Assets:
     Cash                                                           $   102,737    $   586,729
     Receivable from IDS Life for contracts sold                             --        300,000

     Investments in securities, at value (Note 2)
      (identified cost $10,254,310)                                     10,254,310              --
     Investments in unconsolidated joint ventures,
       at fair value (cost of $36,299,366 and
       $35,858,482 at December 31, 1996
       and December 31, 1995, respectively) (Note 4)                 23,384,605     24,150,472
     Participation in mortgage loan, at fair
       value (cost of $0 and $3,047,188 at December 31, 1996
       and December 31, 1995, respectively) (Note 4)                         --      2,960,806
     Investment in wholly-owned real estate
      property (Note 5):
       Building, at fair value (cost of $0
         and $14,174,329 at December 31, 1996 and
         December 31, 1995, respectively)                                    --     12,380,339
       Land, at fair value (cost of $0 and $3,915,263
         at December 31, 1996 and December 31, 1995, respectively)           --      3,915,263
       Deferred borrowing costs, net of accumulated
         amortization of $157,577 at
         December 31, 1995                                                   --         23,879
     Other assets                                                         4,277         43,135
                                                                    ------------   -----------

         Total assets                                               $33,745,929    $44,360,623
                                                                    ============   ===========


    Liabilities:
     Payable to IDS Life for:
       Operating expenses                                           $    42,340    $    76,619
       Contract terminations                                              4,793        271,318
     Accrued mortality and expense risk fee                              32,991         40,420
     Accrued asset management fee                                        41,239         50,525
     Liabilities related to wholly-owned
      real estate property (Note 5):
       Accounts payable and other liabilities                            79,090        244,937
       Mortgage payable                                                     --       7,770,339
                                                                    -----------    -----------

        Total liabilities                                               200,453      8,454,158
                                                                    ===========   ============


    Contract Owners' Equity:
     Net assets applicable to Variable Annuity
       contracts in accumulation period                             $33,545,476    $35,906,465
                                                                    ============   ===========


    Accumulation units outstanding                                   34,144,955     36,353,929
                                                                    ============   ===========

    Net asset value per accumulation unit                           $       .98    $       .99
                                                                    ============   ===========


    See accompanying notes to financial statements.



PAGE 20
                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

                          STATEMENTS OF OPERATIONS



                                                                For the years ended

                                                     December 31,   December 31,   December 31,
                                                         1996           1995           1994


    Income (Note 4):
     Interest income                                 $   385,026    $    264,581   $   286,386
     Account's equity in earnings of
       unconsolidated joint ventures                   2,167,460       1,924,741     2,094,682
     Rental income                                     1,887,995       2,379,439     2,235,867
     Realized loss on payoff of participation
       in mortgage loan                                  (24,533)             --            --
     Unrealized depreciation of
       participation in mortgage loan                   (147,608)        (27,817)       (1,577)
     Unrealized appreciation of investment
       in wholly-owned real estate property                   --         138,764            --
     Unrealized depreciation of
       investments in unconsolidated joint ventures   (1,206,750)     (3,999,782)   (2,361,701)
     Realized loss on sale of wholly-owned real estate
       property                                            (725,436)             --            --
                                                         -----------   -------------  -----------

         Total income                                  2,336,154         679,926     2,253,657
                                                     ------------   -------------  -----------


    Expenses (Note 3):
     Asset management fee                                561,742         603,620       765,557
     Mortality and expense risk fee                      449,393         482,896       502,607
     Professional services                                42,133          39,715        36,384
     Amortization of deferred borrowing costs             19,602          25,851        25,852
     Salaries                                             17,562          28,218        34,091
     Revolving loan interest                                  --          94,124        26,169
     Other operating expenses                             17,823          27,884        17,132
     Operating expenses related to wholly-owned
      real estate property:
       Interest                                          551,434         741,811       749,268
       Utilities                                         139,334         153,416       194,543
       Repairs and maintenance                           158,047         219,829       144,472
       Property and other taxes                          160,633         186,440       200,243
       Salaries                                          174,075         181,540       216,137
       Management fees                                    89,712         118,983       112,234
       Other                                             108,155         154,120       175,358
                                                     ------------   -------------  -----------

         Total expenses                                2,489,645       3,058,447     3,200,047
                                                     ------------   -------------  -----------


    Net loss                                         $  (153,491)    $(2,378,521)   $ (946,390)
                                                     =============   ============   ===========




    See accompanying notes to financial statements.


PAGE 21

                            IDS LIFE ACCOUNT RE
                                    of
                         IDS LIFE INSURANCE COMPANY

               STATEMENTS OF CHANGES IN CONTRACT OWNERS' EQUITY





                                                                 For the years ended

                                                      December 31,  December 31,   December 31,
                                                          1996          1995           1994


    Net loss                                         $   (153,491)  $ (2,378,521)  $  (946,390)
    Contract purchase proceeds                          2,049,160     24,922,267     1,452,798
    Contract termination payments                      (4,256,658)   (22,631,012)   (6,637,325)
                                                       -----------   ------------     ---------

    Decrease in net assets                             (2,360,989)       (87,266)   (6,130,917)

    Contract owners' equity at
      beginning of year                                35,906,465     35,993,731     42,124,648
                                                     -------------  -------------  ------------

    Contract owners' equity at end of year           $ 33,545,476   $ 35,906,465   $ 35,993,731
                                                     =============  =============  ============





    Accumulation Unit Activity

      Units purchased with proceeds from sale
        of contracts                                    2,063,252     23,170,080      1,334,632
      Units redeemed for contract terminations         (4,272,226)   (21,054,331)    (6,096,883)
                                                     -------------  -------------  -------------

      Net increase (decrease) in units                 (2,208,974)     2,115,749     (4,762,251)

      Units outstanding at beginning of year           36,353,929     34,238,180     39,000,431
                                                     -------------  -------------  ------------

      Units outstanding at end of year                 34,144,955     36,353,929     34,238,180
                                                     =============  =============  ============



    See accompanying notes to financial statements.



PAGE 22
                              IDS LIFE ACCOUNT RE
                                      of
                           IDS LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS


                                                                For the years ended

                                                      December 31,   December 31,   December 31,
                                                          1996           1995           1994


    Cash flows from operating activities:
     Net loss                                        $   (153,491)   $ (2,378,521)   $  (946,390)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
       Account's equity in earnings of
         unconsolidated joint ventures                 (2,167,460)     (1,924,741)    (2,094,682)
       Change in accrued interest on participation
         in mortgage loan                                  (5,400)          5,400             --
       Amortization of borrowing costs                     19,602          25,851         25,852
       Change in cumulative discount amortization
         on short-term investments                        (10,926)            --          12,590
       Change in unrealized depreciation of investments
         in unconsolidated joint ventures               1,206,750       3,999,782      2,361,701
       Change in unrealized depreciation (appreciation)
         of participation in mortgage loan                147,608          27,817          1,577
       Loss on payoff of participation in mortgage loan    24,533              --             --
       Change in unrealized (appreciation)
         depreciation of investment in wholly-owned
         real estate property                                  --        (138,764)            --
       Loss on sale of wholly-owned
       real estate property                               725,436              --             --
       Change in other assets                              38,858          (8,628)         1,505
       Change in payable to IDS Life-operating expenses   (34,279)         18,219         (3,889)
       Change in accrued mortality and expense risk fees   (7,429)            284         (4,531)
       Change in accrued asset management fees             (9,286)            354         (5,663)
       Change in payables and other liabilities related
         to wholly-owned real estate property            (165,847)         32,740         49,580
       Change in payable to IDS Life for revolving
         loan interest                                         --          (9,224)         9,224
                                                     -------------  --------------  ------------
           Total adjustments to net loss                 (237,840)      2,029,090        353,264
                                                     -------------  --------------  ------------
           Net cash used in operating activities         (391,331)       (349,431)      (593,126)
                                                     -------------  --------------  -------------

    Cash flows from investing activities:
     Net sales (purchases) of short-term securities   (10,243,384)             --      2,481,059
     Sale of wholly-owned real estate property            15,574,443           --             --
     Capital improvements to wholly-owned real estate          --        (163,781)      (110,874)
     Distributions received from joint ventures         1,726,577       1,504,514      1,457,190
                                                     -------------  --------------  ------------
           Net cash provided by investing activities    7,057,636       1,340,733      3,827,375

    Cash flows from financing activities:
     Proceeds from sales of contracts                   2,349,160      24,627,492      1,448,173
     Payments for contract terminations                (4,523,183)    (22,369,833)    (6,674,263)
     Decrease in mortgage payable                      (7,770,339)        (81,940)       (74,542)
     Change in payable to IDS Life for revolving loan          --      (2,100,000)     2,100,000
     Contributions to Monmouth renovation                      --        (685,151)            --
     Payoff of participation in mortgage loan           2,794,065              --             --
                                                     -------------  --------------  ------------
           Net cash used in financing activities       (7,150,297)       (609,432)    (3,200,632)
                                                     -------------  --------------  -------------
    Net increase (decrease) in cash                      (483,992)        381,870         33,617
    Balance of cash at beginning of year                  586,729         204,859        171,242
                                                     -------------  --------------  ------------
    Balance of cash at end of year                   $    102,737   $     586,729   $    204,859
                                                     =============  ==============  ============


    Supplemental cash flow disclosure:
     Cash paid for mortgage and revolving
      loan interest                                  $    551,434   $     835,935   $    775,437
                                                     =============  ==============  ============




    See accompanying notes to financial statements.

PAGE 23
                      IDS LIFE ACCOUNT RE
                              of
                   IDS LIFE INSURANCE COMPANY

                       December 31, 1996

                  NOTES TO FINANCIAL STATEMENTS

1. Organization

   IDS Life Account RE (the Account) is a segregated asset account of IDS Life Insurance Company (IDS Life) under Minnesota law. A registration statement under the Securities Act of 1933 relative to the deferred variable annuity contracts (the Contracts) issued by the Account became effective on August 6, 1987. Effective May 1, 1995, the Account discontinued new contract sales. Although additional purchase payments may be made into existing contracts, prior to making any additional purchase payment an existing contract owner should bear in mind that the Account intends to liquidate its real estate related investments over time. The assets of the Account are held for the exclusive benefit of contract owners and are not chargeable with liabilities arising out of any other business conducted by IDS Life.

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

   Investments in Real Property, Mortgage Loans and Land/Sale- Leasebacks The Account initially values real estate related investments at their cost (including acquisition or mortgage placement fees and other acquisition or placement expenses) unless circumstances otherwise indicate that a different value should be used. Subsequently, the value of these investments

PAGE 24
   will be periodically determined by JMB Annuity Advisers (the Investment Adviser). Procedures utilized to determine the estimated value include the following: (i) at the time of purchase and once every two years thereafter, each real property investment and each real property underlying a participating mortgage loan or land sale-leaseback investment will be appraised by an independent appraiser or an existing appraisal will be updated, (ii) various assumptions including, but not limited to, occupancy and rental rates, expense levels, net operating income, average capital costs and capitalization rates upon sale will be used in determining the discounted present value of an investment's estimated cash flow and its estimated sale proceeds or its asset value under a direct capitalization methodology, and
   (iii) for fixed interest rate mortgage loans and fixed rental rate land sale-leaseback investments, estimated values will be determined by comparison to current interest rates on U.S. Treasury debt as adjusted for a risk differential of the Account's investments. The relative weight to be given to a particular methodology or other relevant factors in determining the estimated asset value of a particular real property will depend upon an assessment of the existing and anticipated market conditions and property specific factors relevant to such real property. There is no assurance that the assumptions, estimates and methodologies used in valuing the Account's real estate related investments will in fact prove accurate or that such values would in fact be realized. Such estimates involve subjective judgments as the actual price of real estate can only be determined between independent third parties in sales transactions. In addition, any expenses that may be borne by the Account in connection with the disposition of a real estate related investment are not deducted in determining its estimated value.

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

PAGE 25
3. Fees and Expenses

   The Account pays a mortality and expense risk fee to IDS Life which is accrued daily and is equal, on an annual basis, to 1.00 percent of the average daily asset value, as defined, of the Account. The mortality risk is IDS Life's guarantee to make retirement payments according to the terms of the Contract, no matter how long annuitants live. The expense risk portion of the fee is paid to IDS Life for its guarantee that the various fees paid by the Account to IDS Life will not be increased in the future. For the years ended December 31, 1996, 1995 and 1994, the Account paid IDS Life a mortality and expense risk fee of $449,393, $482,896 and $502,607, respectively.

   The Account also pays IDS Life an asset management fee equal, on an annual basis, to 1.25 percent of the average daily asset value, as defined, of the Account. A portion of this fee, equal to 0.95 percent of the average daily asset value, is paid by IDS Life to the Investment Adviser. The total fee may be adjusted upward to a maximum of 1.50 percent depending upon the performance of the Account's real property investments as measured against the FRC Property Index. The performance-related portion of the fee is calculated and recorded on an annual basis when the FRC Property Index is released each year for the preceding calendar year. No performance fees were paid by the Account in 1996 for 1995 or in 1995 for 1994. The performance fee paid by the Account in 1994 for 1993 was $137,299. Any performance fee adjustment will be paid to the Investment Adviser. For the years ended December 31, 1996, 1995 and 1994, the Account paid total asset management fees of $561,742, $603,620 and $765,557, respectively.

   IDS Life receives from the Account an acquisition and mortgage placement fee equal to 3.75 percent of the total cash to be paid or advanced by the Account (net of any borrowings in the case of real property investments) in connection with each real property investment, mortgage loan or land sale-leaseback investment made by the Account. A portion of this fee, equal to 3.50 percent, is paid to the Investment Adviser in consideration for its services in connection with the acquisition or placement of real estate related investments of the Account. No acquisition and mortgage placement fees were paid in 1996, 1995 or 1994.

   The Account pays for all operational expenses incurred on its behalf. For the years ended December 31, 1996, 1995 and 1994, IDS Life was reimbursed $35,385, $56,102 and $51,223, respectively, for personnel-related expenses incurred in the administration of the Account.

4. Investments in Unconsolidated Joint Venture Partnerships and
   Participation in Mortgage Loan

   Joint Venture Partnership - N/S Associates

   IDS Life, on behalf of the Account, entered into a joint venture partnership called N/S Associates, which on April 4, 1988

PAGE 26
   acquired interests in two enclosed super regional shopping malls that are described below.

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

   Greendale, Wisconsin - Southridge Mall

   The Account, through N/S Associates, owns an interest in an existing enclosed super regional shopping center in Greendale, Wisconsin, known as Southridge Mall. The mall shops and five adjacent department stores comprising the shopping center

PAGE 27
   contain approximately 1,297,000 square feet of gross leasable area, of which N/S Associates owns approximately 437,000 square feet, including the space leased to one of the department stores. The remaining 860,000 square feet of gross leasable area are occupied by four other department stores, three of which own their own stores and a portion of the parking area. The fourth department store leases its space from an unaffiliated third party.

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

PAGE 28
   In connection with the investment, the Account paid to IDS Life and the Investment Adviser their respective portions of the acquisition and mortgage placement fee amounting to approximately $375,000.

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

   In addition, Monmouth Associates made a first leasehold participating mortgage loan in the original principal amount of $128,920,000 to the
   Borrower/Lessee which is secured by the leasehold real estate and the improvements thereon. The current loan amount is $127,670,000. The loan has a term of 15 years, which may be extended from time to time at the option of Monmouth Associates for up to an additional 20 years. The loan currently provides for monthly payments of base interest at a base rate of approximately 5.00 percent per annum for each loan year. The first leasehold mortgage also provides for quarterly payments of contingent interest, payable out of the excess, if any, of substantially all of the gross receipts from

PAGE 29
   the shopping center received by the Borrower/Lessee over certain base amounts, equal to the sum of (x) the difference between the amount of interest payable on the loan at the "applicable rate" and that payable at the base rate described above, increased until paid at the applicable rate (such amount as so increased herein called the "interest shortfall amount"), plus
   (y) 45 percent of the balance of such excess gross receipts remaining after deducting the aggregate amount paid at such time of the rent shortfall amount under the ground lease and the interest shortfall amount under the first leasehold mortgage loan. The "applicable rate" under the loan currently is
   8.97 percent per annum for each loan year. In addition, upon a joint sale or refinancing of the land and improvements or at maturity of the leasehold mortgage loan, Monmouth Associates is entitled to receive certain participations in the proceeds from such sale or refinancing after payment of its investment in the land and/or repayment of the principal amount of the leasehold mortgage loan. For financial reporting purposes, Monmouth Associates discontinued the accrual of contingent interest on the leasehold mortgage loan in April 1992 as a result of uncertainty as to the collectibility of such contingent interest in light of the previous decrease in the estimated value of Monmouth Mall. In addition, for financial reporting purposes, no contingent rent was accrued under the ground lease for 1996, 1995 or 1994. In 1995, Monmouth Associates wrote off the receivable balance of $3,576,000 primarily related to the accrued interest resulting from the difference between the accrual and pay rates ("contingent interest") recorded prior to 1992, due to the uncertainty as to the collectibility of these amounts.

   Monmouth Associates is obligated to make certain additional loans to the Borrower/Lessee under certain circumstances to finance the cost of 60 percent of tenant improvements or other ordinary capital expenditures. In addition, in May 1994, Monmouth Associates made a loan to finance the cost of a renovation of the shopping center, which commenced during the third quarter of 1994. The renovation consists of, among other things, the addition of a food court and cinema and the re-merchandising of approximately 300,000 square feet of gross leasable area. The renovation loan from Monmouth Associates bears interest at a fixed interest rate of 10.5 percent per annum. In addition, Monmouth Associates' participation in certain levels of sale or refinancing proceeds from the property will be increased until Monmouth Associates has received aggregate payments equal to an internal rate of return of 11 percent per annum on its investments in the land and/or the first leasehold mortgage loan. The maximum amount of the renovation loan is $29,100,000, and the cost of the renovation is currently estimated to be $27,800,000, including accrued and deferred interest of approximately $1,300,000. As of December 31, 1996, Monmouth Associates had funded approximately $24,615,000, using its cash reserves, cash flow and additional capital contributions made pro rata based upon the respective interests of the joint venture partners in Monmouth Associates. The renovation loan requires monthly payments of interest only until

   PAGE 30
   maturity when the entire principal amount and any accrued and unpaid interest will be due. The renovation loan will mature contemporaneously with the first leasehold mortgage loan in October 2003, subject to acceleration or extension of the loan by Monmouth Associates under certain circumstances.

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

   In January 1994, the Corporation refinanced its mortgage loan with a first mortgage loan in the principal amount of $7,000,000 bearing interest at 6.98 percent per annum. The new loan

PAGE 31
   requires monthly payments of interest only aggregating $488,600 per annum until maturity in February 2001 when the principal amount together with accrued interest will be due and payable. Under certain circumstances, the principal amount of the loan may be prepaid in whole (but not in part), subject to a prepayment premium. Pursuant to the deed of trust securing the mortgage loan, the Corporation is prohibited from modifying Ernst & Young's primary lease or from entering into certain other tenant leases without the lender's consent. Prior to selling the property or encumbering the property with any additional debt, the Corporation must obtain the consent of the lender, which may be arbitrarily withheld. However, subject to certain restrictions, the Corporation has a one-time right to transfer title to the property together with an assumption of the mortgage loan.

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

   1225 Connecticut leases approximately 80 percent of the available space of the property to one tenant under leases, all with terms of 12 years. For the year ended December 31, 1996, such tenant represented approximately 77 percent of total revenues.

   Pursuant to a lease currently in effect, an unaffiliated third party leases and operates the entire parking garage (subject to certain parking rights provided for tenants of the property) until November 1997. The lease provides for a fixed rent payment of $485,000 a year, provided that the lessee shall pay the operating expenses of the parking garage and does not provide such lessee with an option to extend the term of the lease.

   Unconsolidated Joint Ventures - Summary Information

   Summary  information  for the Account of its  investments  in  Unconsolidated
   Joint Ventures as of and for the years ended December 31, 1996 and 1995 is as follows:

                                                       As of and for     As of and for
                                                       the year ended    the year ended
                                                       Dec. 31, 1996     Dec. 31, 1995


Account's investment in Unconsolidated
    Joint Ventures                                     $  23,384,605     $  24,150,472

Account's share of net investment income from
    Unconsolidated Joint Ventures                      $   2,167,460     $   1,924,741

Net depreciation in Unconsolidated Joint Ventures      $  (1,206,750)    $  (3,999,782)

Total net investment income of Unconsolidated
    Joint Ventures                                     $  27,455,000     $  20,070,000

Total assets of Unconsolidated Joint Ventures          $ 343,717,000     $ 346,343,000

Total liabilities of Unconsolidated Joint Ventures     $  52,691,000     $  54,722,000



   Participation in Mortgage Loan - Riverpoint Associates

   Chicago, Illinois - Riverpoint Center

   In August 1989, IDS Life, on behalf of the Account, participated in the initial funding of a non-recourse participation first mortgage loan in the principal amount of $26,000,000. The Account's share of the initial funding was $2,666,660 or 10.26 percent of this loan. The remaining portion of the loan was funded by affiliates of the Investment Adviser (herein, the Account and said affiliates are collectively called the Lenders). The Loan was secured by a first mortgage on a shopping center known as Riverpoint Center in Chicago, Illinois. The shopping center was owned by a partnership (the Borrower) whose general partners were not affiliated with any of the Lenders. In connection with the loan, the Account paid to the Investment Adviser a mortgage placement fee amounting to approximately $108,000, less $37,500 in loan origination fees paid to the Investment Adviser by the Borrower, for a net fee paid of approximately $70,500 paid by the Account.

   Additional amounts aggregating approximately $2,040,000 (of which the Account's share was approximately $209,000) had been funded since the Initial Funding. The Borrower did not qualify for any additional fundings above the $28,040,000 which had been funded to date, and no additional fundings were made by the Lenders.

   The ten-year loan required periodic payments of interest only and bore basic interest at the rate of 8.84 percent per annum in the first loan year, 8.75 percent per annum during the second loan year, increasing 0.50 percent per annum in the fourth and 0.25 percent per annum in the seventh loan year to a maximum

PAGE 33
   rate of 9.50 percent per annum, payable monthly in advance. The loan also provided for additional annual simple accrual of interest at the rate of 2.00 percent per annum payable upon prepayment or maturity. For financial reporting purposes, commencing in August of 1991, the Account suspended recognition of income related to the simple accrual interest receivable (deferred until maturity).The loan also provided for additional interest in an amount equal to a percentage of annual gross income from the underlying property (exclusive of tenant reimbursement of expenses) in excess of a base amount and, on sale or repayment of the loan, an amount equal to a percentage of the subsequent increase in the value of the underlying property in excess of a specified amount. Such amounts of additional interest payments made by the Borrower would have been used to offset, on a dollar-for-dollar basis, the amount of accrued interest payable. The loan was generally non-recourse to the Borrower and its partners.

   The borrower had notified the Lenders that it was experiencing financial difficulties and approached the Lenders regarding a loan modification. During the third quarter of 1996, the Lenders and Borrowers finalized a loan modification whereby they reached an agreement to defer payment of a portion of the scheduled debt service from September 15, 1995 to July 15, 1996. In conjunction with the loan modification agreement, the scheduled maturity date of the loan was accelerated to December 31, 1997. Finally, the Lenders agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. On December 24, 1996, the borrower repaid the lenders $27,400,000 (of which the Account's share was approximately $2,800,000) in full satisfaction of the loan as agreed upon.

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

   The Account paid $15,222,278 for the apartment complex in cash at closing, excluding closing costs and prorations. In connection with the acquisition of the property, the Account paid a prepayment charge at closing of $92,221 to the lender that held the mortgage loan on the property. The Account also paid to IDS Life and the Investment Adviser their respective

   PAGE 34
   portions of the acquisition fee amounting to $274,834. At the time of the acquisition it was anticipated that an additional amount of approximately $1,450,000 would be used by the Account to pay the cost of upgrading kitchens and bathrooms and certain other upgrades and capital improvements at the complex. The renovation project was subsequently increased to include replacing certain carpets in units as they were renovated and to increase the number of units that received certain upgrades. The renovation project was completed during 1992 at an aggregate cost of approximately $1,900,000. The Account paid IDS Life and the Investment Adviser their respective portions of the acquisition fee amounting to $18,000 in connection with the renovation project.

   In November 1989, the Account obtained a loan from an institutional lender in the principal amount of $8,000,000 secured by a first mortgage on the property. The loan was repaid in September 1996 as a result of the sale of this property, as discussed below. The loan had a term of seven years and bore interest at a rate of 9.50 percent per annum. The loan required monthly payments of interest only during the first three loan years and thereafter was amortizable over a 27-year schedule through monthly payments of principal and interest aggregating $824,400 per annum until November 1996, when the remaining principal balance and any accrued and unpaid interest was due and payable.

   On September 30, 1996 the Account sold land and related improvements known as the West Springfield Terrace Apartments. The purchaser was not affiliated with the Account and the sale price was determined by arm's-length negotiations. The sale price for the land and improvements was $16,100,000 (before deducting selling costs) and was paid in cash at closing. A portion of the net sale proceeds was utilized to retire the first mortgage debt with an outstanding balance of $7,704,000.

   The apartment complex was being managed for a fee equal to 5.00 percent of the gross revenues from the property, plus reimbursement of certain direct expenses of the manager. The property had previously been managed by JMB Properties Company, an affiliate of the Investment Adviser, but since December 1994 has been managed on the same terms by an unaffiliated third party that purchased substantially all of JMB Properties Company's assets, as discussed in Note 4 in connection with the 1225 Connecticut office building.

6. Liquidity Arrangements with IDS Life

   The Account has experienced substantial net contract terminations over the past several years, which have adversely affected its liquidity. In March 1994, the Account obtained a short-term revolving line of credit for up to $10 million from IDS Life to pay for contract surrenders and other obligations under the Contracts. On June 2, 1995, the line of credit was terminated and the Account repaid the outstanding balance under the line of credit with the proceeds from accumulation units purchased by IDS Life. As of December 31, 1996, IDS Life had cumulatively contributed $26,700,000 toward the purchase of accumulation units. IDS

   PAGE 35
   Life expects to continue to make additional payments into the Account for accumulation units in order to maintain the Account and its liquidity. As of December 31, 1996, IDS Life's portion of the Contract Owners' Equity was $24,492,773, which represents 73% of total Contract Owners' Equity.

PAGE 36

Schedule III

                                               IDS LIFE ACCOUNT RE
                                       of
                           IDS LIFE INSURANCE COMPANY


                Participation in Mortgage Loan on Real Estate and
                           Interest Earned on Participation in Mortgage


                                December 31, 1996



                           Part 1 - Participation in Mortgage           Part 2 - Interest Earned on
                          Loan on Real Estate at Close of Year          Participation in Mortgage

Liens on Shopping Center:
                                      Principal unpaid    Amount of        Interest due
Riverpoint Center        Carrying         at close      mortgage being     & accrued at      Interest
Chicago, Illinois       Amount (A)        of period       foreclosed      end of period    Income Earned

       1996            $          --  $         --        $    --         $         --     $    256,843
                       -------------  =============       =========       =============    ============

       1995            $   2,966,206  $   2,875,853       $    --         $     (5,400)    $    264,581
                       =============  =============       =========       =============    ============

       1994            $   2,994,023  $   2,875,853       $    --         $         --     $    265,288
                       =============  =============       =========       =============    ============









(A) - Reconciliation of the carrying value of the participation in the mortgage loan:

                                                             1996              1995              1994
                                                        -------------     -------------     ---------

      Balance at the beginning of year...........       $   2,966,206     $   2,994,023     $   2,995,600

      Changes during year:
        Unrealized depreciation..................            (147,608)          (27,817)           (1,577)
        Loan repayment...........................          (2,794,065)               --                --
        Realized loss............................             (24,533)               --                --
                                                        --------------     -------------    -------------

      Balance at end of year.....................                  --         2,966,206         2,994,023
                                                        --------------     -------------    -------------






PAGE 37

Schedule IV
                               IDS LIFE ACCOUNT RE
                                                of
                           IDS LIFE INSURANCE COMPANY


                       Real Estate Owned and Rental Income

                                December 31, 1996

                  Part 1 - Real Estate Owned at End of Year (A)
Apartment Complex:

 West Springfield                        Amount at                                                         Amount at
Terrace Apartments                    which carried      Cost of                        Carrying value     which carried
  Fairfax County,       Amount of     at beginning     improvements,     Unrealized    of real estate    at close of
    Virginia           encumbrances   of period (A)         etc.         Appreciation       sold           period (B)

      1996             $         --   $ 16,295,602      $    136,544      $         --  $(16,432,146)    $         --
                       ============   =============     ============      ============= =============    ============

      1995             $  7,770,339   $ 15,993,057      $    163,781      $    138,764            --     $ 16,295,602
                       ============   =============     ============      ============= =============    ============

      1994             $  7,852,279   $ 15,882,183      $    110,874      $          --           --     $ 15,993,057
                       ============   ============      ============      ============= =============    ============


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

      1996              $        --        $ 1,760,141       $ 1,381,391      $  378,750
                        ============       ===========       ===========      ==========

      1995              $     4,016        $ 2,379,439       $ 1,756,139      $  623,300
                        ============       ===========       ===========      ==========

      1994              $    (1,895)       $ 2,235,867       $ 1,792,255      $  443,612
                        ============       ===========       ===========      ==========


(A) Reconciliation of real estate owned:
                                                              1996               1995            1994
                                                          ------------      ------------     --------

      Balance at the beginning of period..........        $ 16,295,602      $ 15,993,057    $ 15,882,183

      Additions (deductions) during the year:
        Improvements, etc.........................             136,544           163,781          110,874
        Unrealized appreciation...................                  --           138,764               --
        Carrying value of real estate sold........         (16,432,146)               --               --
                                                          -------------     -------------    ------------

      Balance at end of year......................        $         --      $ 16,295,602     $ 15,993,057
                                                          =============     =============    ============

(B) Reserve for depreciation is not applicable as real estate owned is stated at estimated fair market value.

                Independent Auditors' Report

The Board of Directors of IDS Life Insurance Company and Contract Owners of IDS Life Account RE:

We have audited the accompanying combined financial statements of N/S Associates, Monmouth Associates and 1225 Investment Corporation, unconsolidated joint ventures of IDS Life Account RE (Note 1), as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the combined financial statement schedules as listed in the accompanying index. These combined financial statements and combined financial statement schedules are the responsibility of the Investment Adviser. Our responsibility is to express an opinion on these combined financial statements and combined financial statement schedules based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of N/S Associates, Monmouth Associates and 1225 Investment Corporation, as of December 31, 1996 and 1995 and the results of their combined operations and combined cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                              KPMG PEAT MARWICK LLP

Chicago, Illinois
March 21, 1997


PAGE 39
                       IDS LIFE ACCOUNT RE
                  OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

                     Combined Balance Sheets

                    December 31, 1996 and 1995


                                      Assets

                                                                          1996            1995
                                                                     -------------   ---------
Investments in real estate                                            $323,484,000    $328,270,000
Cash and cash equivalents (note 1)                                      14,603,000      12,908,000
Short-term investments                                                          --              --
Rents, interest, and other receivables                                   2,966,000       2,754,000
Other assets                                                             2,664,000       2,411,000
                                                                     -------------   -------------

                                                                      $343,717,000    $346,343,000


                      Liabilities and Partners' Capital Accounts

Mortgage notes payable (note 3)                                       $ 42,000,000    $ 42,000,000
Accounts payable and other accrued expenses                             10,691,000      12,722,000
                                                                      -------------   ------------

         Total liabilities                                              52,691,000      54,722,000
                                                                      -------------   ------------

Commitments and contingencies (notes 2 and 4)

Partners' capital accounts (notes 1 and 2): IDS Life Account RE:
  Capital contributions                                                 32,856,000      32,856,000
  Cumulative net investment income                                      15,951,000      13,783,000
  Cumulative share of net unrealized depreciation                      (12,915,000)    (11,708,000)
  Cumulative cash distributions                                        (12,507,000)    (10,781,000)
                                                                      -------------   -------------
                                                                        23,385,000      24,150,000

Venture partners:
  Capital contributions                                                379,954,000     379,954,000
  Cumulative net investment income                                     191,319,000     166,032,000
  Cumulative share of net unrealized depreciation                     (155,581,000)   (148,138,000)
  Cumulative cash distributions                                       (148,051,000)   (130,377,000)
                                                                      -------------   -------------
                                                                       267,641,000     267,471,000

         Total partners' capital accounts                              291,026,000     291,621,000
                                                                      -------------   ------------

                                                                      $343,717,000    $346,343,000




                       See accompanying notes to combined financial statements.


PAGE 40
                        IDS LIFE ACCOUNT RE
                   OF IDS LIFE INSURANCE COMPANY
 N/S Associates, Monmouth Associates and 1225 Investment Corporation
        Unconsolidated Joint Ventures of IDS Life Account RE

                  Combined Statements of Operations

             Years Ended December 31, 1996, 1995 and 1994



                                                         1996             1995            1994
                                                    --------------   -------------   ---------

Investment income:
 Rental income                                        $38,715,000      38,008,000      41,706,000
 Interest                                               9,827,000       7,685,000       8,083,000
                                                     -------------   -------------   ------------

                                                       48,542,000      45,693,000      49,789,000
                                                     -------------   -------------   ------------

Investment expenses:
 Mortgage and other interest                            3,410,000       4,250,000       3,224,000
 Real estate taxes                                      6,639,000       7,401,000       8,106,000
 Property operating expenses                           10,908,000      13,789,000      10,657,000
 General and administrative                               130,000         183,000         320,000
                                                     -------------   -------------   ------------

                                                       21,087,000      25,623,000      22,307,000
                                                     -------------   -------------   ------------

    Net investment income                            $ 27,455,000      20,070,000      27,482,000
                                                     =============   =============   ============

Unrealized depreciation on investments
 in real estate (note 1)                             $ (8,650,000)    (65,938,000)    (34,437,000)
                                                     =============   =============   =============





























                       See accompanying notes to combined financial statements.


PAGE 41
                       IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
       Unconsolidated Joint Ventures of IDS Life Account RE

        Combined Statements of Partners' Capital Accounts

          Years Ended December 31, 1996, 1995 and 1994



                                                      Combined         IDS Life        Venture
                                                        Total         Account RE       Partners

Balance at December 31, 1993                         369,546,000       28,769,000    340,777,000

Net investment income                                 27,482,000        2,094,000     25,388,000
Net unrealized depreciation on investments
  in real estate                                     (34,437,000)      (2,361,000)   (32,076,000)
Cash distributions and dividends                     (17,432,000)      (1,457,000)   (15,975,000)
                                                    -------------      -----------   ------------

Balance at December 31, 1994                         345,159,000       27,045,000    318,114,000

Net investment income                                 20,070,000        1,925,000     18,145,000
Cash contributions                                     9,830,000          685,000      9,145,000
Net unrealized depreciation on investments
  in real estate                                     (65,938,000)      (4,000,000)   (61,938,000)
Cash distributions and dividends                     (17,500,000)      (1,505,000)   (15,995,000)
                                                    -------------      -----------   ------------

Balance at December 31, 1995                        $291,621,000       24,150,000    267,471,000
                                                    -------------      ----------    -----------

Net investment income                                 27,455,000        2,168,000     25,287,000
Net unrealized depreciation on investments
   in real estate                                     (8,650,000)      (1,207,000)    (7,443,000)
Cash distributions and dividends                     (19,400,000)      (1,726,000)   (17,674,000)
                                                    -------------      -----------   ------------

Balance at December 31, 1996                        $291,026,000       23,385,000    267,641,000
                                                    ============       ==========    ===========




















                       See accompanying notes to combined financial statements.


PAGE 42
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
       Unconsolidated Joint Ventures of IDS Life Account RE

               Combined Statements of Cash Flows

          Years Ended December 31, 1996, 1995 and 1994





                                                         1996            1995            1994
                                                    -------------  --------------    --------

Cash flows from operating activities:
 Net investment income                               $ 27,455,000    $ 20,070,000      27,482,000
 Provision for uncollectible accrued interest                  --       3,576,000              --
 Adjustments to reconcile net investment
 income to net cash provided by operating
 activities represented by changes in:
  Rents, interest and other receivables                  (212,000)        135,000        (598,000)
  Other assets                                           (253,000)     (2,129,000)        222,000
  Accounts payable and accrued expenses                  (735,000)     (1,713,000)       (201,000)
                                                     -------------    ------------   -------------

     Net cash provided by operations                   26,255,000      19,939,000      26,905,000
                                                     -------------    ------------   ------------

Cash flows from investing activities:
  Net (purchases) sales of short-term investments              --       7,589,000       1,720,000
  Additions to investments in real estate, net of
  related accounts payable and accrued expenses        (5,160,000)    (16,748,000)    (14,834,000)
                                                     -------------    ------------   -------------

     Net cash provided by (used in)
      investing activities                             (5,160,000)     (9,159,000)    (13,114,000)
                                                     -------------    ------------   -------------

Cash flows from financing activities:
 Principal payments on mortgages payable                       --     (30,929,000)     (2,843,000)
 Cash distributions to partners                       (14,250,000)    (13,000,000)    (13,500,000)
 Cash contributions                                            --       9,830,000           --
 Proceeds from mortgage note payable                           --      35,000,000       7,000,000
 Cash dividends paid to shareholders                   (5,150,000)     (4,500,000)     (3,932,000)
                                                     -------------    ------------   -------------

     Net cash used in financing activities            (19,400,000)     (3,599,000)    (13,275,000)
                                                     -------------    ------------   -------------
     Net increase in cash and cash
       equivalents                                   $  1,695,000       7,181,000         516,000
     Cash and cash equivalents beginning
       of year                                         12,908,000       5,727,000       5,211,000
                                                     -------------    ------------   ------------
     Cash and cash equivalents end
       of year                                       $ 14,603,000      12,908,000       5,727,000
                                                     =============    ============   ============

Supplemental disclosure of cash flow information:
 Cash paid for mortgage and other interest           $  3,412,000       3,759,000       3,201,000
                                                     =============    ============   ============
 Non-cash investing and financing activities:
  Unrealized depreciation on
    investments in real estate                       $ (8,650,000)    (65,938,000)    (34,437,000)
                                                     =============    ============   =============





                       See accompanying notes to combined financial statements.

PAGE 43
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
       Unconsolidated Joint Ventures of IDS Life Account RE

              Notes to Combined Financial Statements

           Years ended December 31, 1996, 1995, and 1994


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

          The ventures have implemented Statement of Accounting Standards No. 95 "Statement of Cash Flows" which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The ventures records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the ventures' policy is to consider all such amounts held with original maturities of three months or less ($12,084,000 and $2,200,000 at December 31, 1996 and 1995, respectively) as cash equivalents with any remaining amounts reflected as short-term investments.

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

          No provision for State or Federal income taxes has been made for N/S Associates or Monmouth Associates as the liability for such taxes, if any, is expected to be that of the venture partners rather than the venture. 1225 Investment Corporation has elected and qualifies to be treated as a real estate investment trust for Federal income tax purposes. The Corporation had no Federal income tax liabilities for taxable years ended December 31, 1996, 1995 and 1994.

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

          Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The ventures believe the carrying amount of its assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the ventures' other instruments. Based upon estimates of current market rates for debt with similar terms, the ventures discounted the scheduled loan payments to maturity. Based upon this calculation, the ventures believe that the carrying value of the mortgage notes payable approximate market value at December 31, 1996 and 1995.

(2)       Venture Agreements

     A description of the venture agreements are contained in Note 4 of Notes to Financial Statements of the Account for the year ended December 31, 1996. Such note is incorporated herein by reference.



PAGE 45
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

       Notes to Combined Financial Statements - (Continued)

(3)       Mortgage Notes Payable

          (a) Mortgage notes payable consist of the following at December 31, 1996 and 1995:


                                                                          1996            1995
                                                                     -------------   ---------
8.35% mortgage note, secured by Southridge Mall; payable in
 monthly installments of $244,000 (interest only) until
 maturity on February 1, 2002 (see 3 (b) below)                         35,000,000     35,000,000

6.98% mortgage note, due February 1, 2001, secured by 1225
Connecticut Avenue; interest only, payable monthly                       7,000,000       7,000,000
                                                                       -----------    ------------

           Total mortgage notes payable                                $42,000,000      42,000,000
                                                                       ===========    ============


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

    Five year maturities of mortgage notes payable are as follows:

        1997 . . . . . . . . . .            $        --
        1998 . . . . . . . . . .                     --
        1999 . . . . . . . . . .                     --
        2000 . . . . . . . . . .                     --
        2001 . . . . . . . . . .              7,000,000

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

PAGE 46
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

       Notes to Combined Financial Statements - (Continued)

          Minimum lease payments to be received in the future under the above operating lease agreements, are as follows:
          1997 . . . . . . . . . .        $ 20,371,162
          1998 . . . . . . . . . .          18,498,130
          1999 . . . . . . . . . .          16,920,740
          2000 . . . . . . . . . .          15,213,911
          2001 . . . . . . . . . .          12,889,407
          Thereafter . . . . . . .          57,575,215
                                          ------------
                                          $141,468,565

         Contingent rent (based on sales by property tenants) from the retail investments included in rental income is $578,000, $1,058,000 and $1,010,000 in 1996, 1995 and 1994, respectively.

         Monmouth Associates entered into an agreement whereby the land underlying the Monmouth shopping center is leased under a long-term ground lease. The long-term ground lease, which has a term of 75 years, provides for accrual of annual base rent of $1,170,000 with minimum payments of $650,000 per annum.

(5)      Related Party Transactions

         N/S Associates has entered into a management agreement with Urban Retail Properties Company, (the "Retail Manager"). The Retail Manager is entitled to receive a fee of 3.75% of gross receipts from the operations of the Malls. Management fees earned by the Retail Manager are included in property operating expenses and aggregated approximately $1,132,000 and $1,174,000 for the periods ended December 31, 1996 and 1995, respectively.

         1225 Investment Corporation had entered into a management agreement with JMB Properties Company. During December 1994, JMB Properties Company assigned the management agreement to Heitman Washington D.C. Properties, Ltd. ("Office Manager"). The Office Manager is entitled to receive a fee of 2.5% of gross receipts from the operations of the Property. Management fees earned by the Office Manager are included in property operating expenses and aggregated approximately $188,000 and $175,000 for the years ended December 31, 1996 and 1995, respectively.

PAGE 47
                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

       Notes to Combined Financial Statements - (Continued)

(6)      Subsequent Events

         (a)  N/S Associates

              In February 1997, the Investment Adviser authorized and paid a cash distribution to the partners aggregating $2,500,000. Each partner received its proportionate share based on its respective ownership percentage.

         (b)  1225 Investment Corporation

              In February 1997, 1225 Investment Corporation paid a dividend of $1,250,000 ($22.67 per share) to the shareholders of record as of December 31, 1996.

         (c)  Monmouth Associates

              In February 1997, the Investment Advisor authorized and paid a cash distribution to the partners aggregating $7,500,000. Each partner received its proportionate share based on its respective ownership percentage.



PAGE 48

Schedule III

                             IDS LIFE ACCOUNT RE of
                           IDS LIFE INSURANCE COMPANY
                               Monmouth Associates
                Unconsolidated Joint Venture of IDS Life Account RE
                 Participation in Mortgage Loan on Real Estate and
                   Interest Earned on Participation in Mortgage

                               December 31, 1996



                           Part 1 - Participation in Mortgage           Part 2 - Interest Earned on
                          Loan on Real Estate at Close of Year         on Participation in Mortgage

Liens on Shopping Center:
                                      Principal unpaid    Amount of        Interest due
  Monmouth Mall          Carrying         at close      mortgage being     & accrued at      Interest
Eatontown, New Jersey    Amount (A)       of period       foreclosed      end of period    Income Earned

       1996            $ 109,556,000  $ 160,033,000       $    --         $    772,000     $  9,159,000

       1995            $ 108,000,000  $ 158,373,000       $    --         $    742,000     $  6,994,000

       1994            $ 119,154,000  $ 141,056,000       $    --         $  3,960,000     $  7,641,000









(A) - Reconciliation of the carrying value of the participation in the mortgage loan:

                                                             1996              1995              1994
                                                        -------------     -------------     ---------

      Balance at the beginning of year...........       $ 108,000,000     $ 119,154,000     $ 119,650,000

      Changes during year:
        Additional fundings......................           1,556,000        17,317,000         9,318,000
        Unrealized depreciation..................                  --       (28,471,000)       (9,814,000)
                                                        --------------     -------------    --------------

      Balance at end of year.....................       $ 109,556,000     $ 108,000,000     $ 119,154,000
                                                        ==============    ==============    =============





PAGE 49
Schedule IV
                       IDS LIFE ACCOUNT RE of
                     IDS LIFE INSURANCE COMPANY
 N/S Associates, Monmouth Associates and 1225 Investment Corporation
        Unconsolidated Joint Ventures of IDS Life Account RE

            Combined Real Estate Owned and Rental Income

                         December 31, 1996

                  Part 1 - Real Estate Owned at End of Year (C)
                                                                                            Amount at
                                                          Cost of                          which carried
                         Amount of                      improvements,       Unrealized      at close of
                       encumbrances   Initial Cost           etc.          Depreciation    period (A)(B)
Retail properties:
Northridge Mall,
 Milwaukee, WI         $         --   $108,107,000      $ 15,469,000      $(80,976,000)    $ 42,600,000
Southridge Mall,
 Greendale, WI         $ 35,000,000   $115,401,000      $ 16,702,000      $(25,775,000)    $106,328,000
Office Building:
 1225 Connecticut Ave.,
  Washington, D.C.     $  7,000,000   $ 54,775,000      $  7,638,000      $ (10,413,000)    $ 52,000,000
Ground Lease:
 Monmouth Mall,
  Eatontown, NJ        $         --   $ 13,000,000      $         --      $         --     $ 13,000,000
                       ------------   ------------      ------------      --------------   ------------
                       $ 42,000,000   $291,283,000      $ 39,809,000      $(117,164,000)   $213,928,000
                       ============   ============      ============      ==============   ============


                                 Part 2 - Rental Income

                                       Rents due
                                      and accrued
                                       at end of
                                         period
Retail Properties:
 Northridge Mall,
  Milwaukee, WI                        $   158,000
 Southridge Mall,
  Greendale, WI                        $   185,000
 Office Building:
  1225 Connecticut Ave.,
   Washington, D.C.                    $    92,000
                                       -----------

                                       $   435,000



(A) The aggregate cost of real estate owned at December 31, 1996 for Federal Income tax purposes was approximately $466,855,400.

(B) Reconciliation of real estate owned:
                                                            1996               1995            1994
                                                        ------------      ------------     --------

      Balance at the beginning of period..........      $220,270,000      $254,500,000     $272,660,000

      Additions (deductions), including
        unrealized depreciation...................        (6,342,000)      (34,230,000)     (18,160,000)
                                                        -------------     -------------    -------------

      Balance at end of year......................      $213,928,000      $220,270,000     $254,500,000
                                                        =============     =============    ============

(C) - Reconciliation for depreciation is not applicable as real estate owned is stated at estimated market value.

PAGE 50
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Account has no directors or officers. The directors and principal executive officers of IDS Life Insurance Company are listed below.

  David R. Hubers, born in 1943: Director, IDS Life, since September 1989; president and chief executive officer, AEFC, since August 1993, and director since January 1984. Senior vice president, Finance and chief financial officer, AEFC, from January 1984 to August 1993.

  Richard W. Kling, born in 1940: Director, IDS Life, since February 1984; president, IDS Life, since March 1994; Senior vice president, AEFC, from January 1988 to March 1994. Senior vice president, AEFC, since May 1994. Director of IDS Life Series Fund, Inc. and chairman of the board of managers of IDS Life Variable Annuity Funds A & B.

  Paul F. Kolkman, born in 1946: Director, IDS Life, since May 1984; executive vice president, IDS Life, since March 1994; vice president, Finance, IDS Life from May 1984 to March 1994; vice president, AEFC, since January 1987.

  James A. Mitchell, born in 1941: Chairman of the Board since March 1994; chief executive officer since November 1986; president from July 1984 to March 1994; executive vice president, AEFC, since March 1994; Director, AEFC, since July 1984; senior vice president, AEFC, from July 1984 to March 1994.

  Barry J. Murphy, born in 1951: Director and executive vice president, Client Service since March 1994; senior vice president, Operations, Travel Related Services (TRS) a subsidiary of American Express Company, from July 1992 to April 1994; vice president, TRS, from November 1989 to July 1992.

  Stuart A. Sedlacek, born in 1957: Director and executive vice president, Assured Assets since March 1994; vice president, AEFC, since September 1988.

  Melinda S. Urion, born in 1953: Director and controller, IDS Life, since September 1991; executive vice president since March 1994; vice president and treasurer from September 1991 to March 1994; director, senior vice president and chief financial officer, AEFC, since November 1995; corporate controller, AEFC, from April 1994 to November 1995; vice president, AEFC, from September 1991 to November 1995; chief accounting officer, AEFC, from July 1988 to September 1991.

  Morris Goodwin Jr., born in 1951: Vice president and treasurer since March 1994; vice president and corporate treasurer, AEFC, since July 1989; chief financial officer and treasurer, American Express Trust Company, from January 1988 to July 1989.

PAGE 51
  William A. Stoltzmann, born in 1945: Vice President, general counsel and secretary since 1989; vice president and assistant general counsel, AEFC, since November 1985. Vice president, general counsel and secretary, American Enterprise Life Insurance Company, American Partners Life Insurance
  Company.



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

  Judd D. Malkin, 59, Chairman and Director of JMB, is a director of Urban Shopping Centers, Inc., an affiliate of JMB engaged in the business of owning, managing and developing shopping centers, an officer and/or director of various other JMB affiliates and a partner of the Associate Partnerships. Until December 1994, he was also a Trustee of JMB Group Trust I, JMB Group Trust II, JMB Group Trust III, JMB Group Trust IV and JMB Group Trust V, which until that time had been advised by an affiliate of the Investment Adviser. Mr. Malkin has been associated with JMB since October 1969. He is a Certified Public Accountant.

  Neil G. Bluhm, 59, President and Director of JMB, is a director of Urban Shopping Centers, Inc., an affiliate of JMB engaged in the business of owning, managing and developing shopping centers, an officer and/or director of various other JMB affiliates and a partner of the Associate Partnerships. Until December 1994, he was also a Trustee of JMB Group Trust I, JMB Group Trust II, JMB Group Trust III, JMB Group Trust IV and JMB Group Trust V, which until that time has been advised by an affiliate of the Investment Adviser. Mr. Bluhm has been associated with JMB since August 1970. He is a member of the Bar of the State of Illinois and is a Certified Public Accountant.

PAGE 52
  Burton E. Glazov, 58, Director of JMB, was until December 1990 also Executive Vice President of JMB. Mr. Glazov has been associated with JMB since June 1971. He is member of the Bar of the State of Illinois and is a Certified Public Accountant.

  Stuart C. Nathan, 55, Executive Vice President and Director of JMB, is an officer and/or director of various JMB affiliates and a partner of the Associate Partnerships. Mr. Nathan has been associated with JMB since July 1972. He is also a director of Sportmart Inc., a retailer of sporting goods. He is member of the Bar of the State of Illinois.

  John G. Schreiber, 50, Director of JMB, is also a director of Urban Shopping Centers, Inc., an affiliate of JMB engaged in the business of owning, managing and developing shopping centers, and was, until December 1990, Executive Vice President of JMB. Mr. Schreiber has been associated with JMB since December 1970. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Mr. Schreiber also serves as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a master's degree in business administration from the Harvard University Graduate School of Business.

  A. Lee Sacks, 63, Director of JMB, is President and Director of
  JMB Insurance Agency, Inc. and a partner of various Associate
  Partnerships.  Mr. Sacks has been associated with JMB since
  December 1972.

  H. Rigel Barber, 48, Chief Executive Officer and Executive Vice President of JMB, is an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Barber has been associated with JMB since March 1982. He holds a law degree from the Northwestern University Law School and is a member of the Bar of the State of Illinois.

  Ira J. Schulman, 45, Executive Vice President of JMB, is an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Schulman has been associated with JMB since February 1983. He holds a master's degree in business administration from the University of Pittsburgh.

  Gary Nickele, 44, Executive Vice President and General Counsel of JMB, is an officer and/or director of various JMB affiliates and a partner of various Associate Partnerships. Mr. Nickele has been associated with JMB since February 1984. He holds a law degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

  Glenn E. Emig, age 49, Executive Vice President and Chief Operating Officer of JMB, is an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Emig has been associated with JMB since December 1979. He holds a master's degree in business administration from the Harvard University Graduate School of Business.

PAGE 53
Item 11. EXECUTIVE COMPENSATION

Not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

IDS Life has purchased and expects to continue to purchase accumulation units in order to maintain the Account's liquidity. By purchasing accumulation units, IDS Life has an ownership interest in the Account and participates in the increase or decrease in value of the Account's investments just as other owners of accumulation units do. As of March 19, 1997, IDS Life owned 24,969,872 accumulation units.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Account incurred asset management fees for the year ended December 31, 1996 of $561,742 of which $426,924 was paid to the Investment Adviser and the remainder to IDS Life. Asset management fees incurred for the year ended December 31, 1995 were $603,620, of which $458,751 was paid to the Investment Adviser and the remainder to IDS Life.

For the years ended December 31, 1996 and 1995, IDS Life was paid or reimbursed $449,393 and $482,896, respectively, for mortality and expense risk fee and $35,385 and $56,102, respectively, for personnel-related expenses incurred in the administration of the Account.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

   (A.1) See Item 8 for required financial statements.

   (A.2) See Item 8 for required financial statements schedules.

   (B) Report on Form 8-K.

         No reports on Form 8-K were required by the Registrant during the year ended December 31, 1996.

         No annual report for the fiscal year 1996 or proxy material for the current year has been distributed to the contract owners as of March 31, 1997. An annual report for the period ending December 31, 1996 will be distributed to contract owners subsequent to this filing, and copies of such annual report will be furnished to the Securities and Exchange Commission at such time.

PAGE 54 (C) Exhibits.

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

PAGE 55
         10.4 Copy of Commitment Letter relating to the funding of a participating mortgage loan secured by Riverpoint Center is hereby incorporated herein by reference to Exhibit 10.4 to Form S-1 (as amended), File Number 33-13375, filed October 11, 1988.

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

         10.8 Copy of Purchase Agreement for the sale of the West Springfield Terrace Apartments is hereby incorporated herein by reference to the Accounts Report on Form 10-Q (File No. 33-13375) for September 30, 1996 dated
              November 14, 1996.

         21.1 List of subsidiaries of IDS Life Insurance Company:
              American Centurion Life Assurance Company, American Enterprise Life Insurance Company, American Partners Life Insurance Company, and IDS Life Insurance Company of New York

         27.1 Financial Data Schedule of the Account for the period ended December 31, 1995 is filed herewith.

         99.1 Copy of description of surrenders, withdrawals and transfers from pages 61 to 62 and 66 to 67 of the Account's prospectus included in its Form S-1 (as amended), File Number 33-13375 to be filed March 31, 1997, is filed herewith.

         99.2 Copy of description of the Account's real estate related investments from pages 21 to 44 of the Account's prospectus included in its Form S-1 (as amended), File Number 33-13375 to be filed March 31, 1997, is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers of IDS Life Insurance Company, thereunto duly authorized.

        IDS LIFE ACCOUNT RE of IDS LIFE INSURANCE COMPANY


                                           Registrant

     March 29, 1997       By   /S/ James A. Mitchell
         Date                  James A. Mitchell, Chairman of the
                                Board and Chief Executive Officer

     March 29, 1997       By   /S/ Melinda S. Urion
         Date                  Melinda S. Urion, Executive Vice
                                President and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     March 29, 1997       By   /S/ David R. Hubers
         Date                  David R. Hubers, Director


     March 29, 1997       By   /S/ Richard W. Kling
         Date                  Richard W. Kling, President


     March 29, 1997       By   /S/ Paul F. Kolkman
         Date                  Paul F. Kolkman, Executive
                                Vice President


     March 29, 1997       By   /S/ James A. Mitchell
         Date                  James A. Mitchell, Chairman of the
                                Board and Chief Executive Officer


     March 29, 1997       By   /S/ Melinda S. Urion
         Date                  Melinda S. Urion, Executive Vice
                                President and Controller