Form 10-Q
period 1997-03-31
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1997-05-15
CIK 812563

SECURITIES AND EXCHANGE COMMISSION

                                               WASHINGTON, D.C.  20549

                                                    FORM 10-Q

(Mark one)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997.

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





                  PART 1 - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS
                                         IDS LIFE ACCOUNT RE
                                                         of
                                   IDS LIFE INSURANCE COMPANY

                                              BALANCE SHEETS


                                                                  March 31,          December 31,
                                                                     1997                1996
                                                                  (Unaudited)

                                                              ------------------   ----------------
Assets:
   Cash                                                           $   166,194      $   102,737
   Investments in securities, at value (Note 1)
       (identified cost $10,593,692)                               10,593,692       10,254,310
   Investments in unconsolidated joint ventures,
       at fair value (cost of $36,022,706 and
       $36,299,366 at March 31, 1997
       and December 31, 1996, respectively)                        23,107,946       23,384,605
   Other assets                                                            --            4,277

                                                              ------------------   ----------------
          Total assets                                             33,867,832       33,745,929

                                                              ==================   ================

Liabilities:
   Payable to IDS Life for:
       Operating expenses                                              59,191           42,340
       Contract terminations                                           14,474            4,793
   Accrued mortality and expense risk fee                              65,496           32,991
   Accrued asset management fee                                        81,871           41,239
   Liabilities related to wholly-owned
    real estate property:
       Accounts payable and other liabilities                              --           79,090

                                                              ------------------   ----------------
          Total liabilities                                           221,032          200,453

                                                              ==================   ================

Contract Owners' Equity:
   Net assets applicable to Variable Annuity
       contracts in accumulation period                            33,646,800       33,545,476

                                                              ==================   ================

Accumulation units outstanding                                     33,678,430       34,144,955

                                                              ==================   ================
Net asset value per accumulation unit                                    1.00             0.98

                                                              ==================   ================


See accompanying notes to financial statements.


                                                          IDS LIFE ACCOUNT RE
                                                                       of
                                                     IDS LIFE INSURANCE COMPANY

                                                     STATEMENTS OF OPERATIONS
                                                           (unaudited)





                                                             For the three months ended

                                                            --------------------   ----------------------
                                                                 March 31,               March 31,
                                                                    1997                    1996
                                                            --------------------   ----------------------
Income:
    Interest income                                          $   138,137                $    67,380
    Account's equity in earnings of
          unconsolidated joint ventures                          598,261                    506,771
    Rental income                                                     --                    641,538
    Unrealized depreciation of participation
          in mortgage loan                                            --                   (127,844)
    Other income                                                  54,266                         --

                                                            --------------------   ----------------------
               Total income                                      790,664                  1,087,845

                                                            --------------------   ----------------------

Expenses:
    Asset management fee                                         113,414                    146,235
    Mortality and expense risk fee                                90,732                    116,988
    Amortization of deferred organizational
          and borrowing costs                                         --                      6,463
    Other operating expenses                                      23,629                     32,651
    Operating expenses related to
     wholly-owned real estate property:
          Interest                                                    --                    184,203
          Utilities                                                   --                     47,264
          Repairs and maintenance                                     --                     40,745
          Property and other taxes                                    --                     55,846
          Salaries                                                    --                     48,378
          Management fees                                             --                     28,073
          Other                                                       --                     37,852

                                                            --------------------   ----------------------
               Total expenses                                    227,775                    744,698

                                                            --------------------   ----------------------

Net income                                                      $562,889                   $343,147

                                                            ====================   ======================
See accompanying notes to financial statements.


                                                             IDS LIFE ACCOUNT RE
                                                                     of
                                                      IDS LIFE INSURANCE COMPANY

                                                      STATEMENTS OF CASH FLOWS
                                                               (unaudited)



                                                                                For the three months ended

                                                                      ---------------------    ---------------------
                                                                            March 31,                March 31,
                                                                              1997                     1996

                                                                      ---------------------    ---------------------
Cash flows from operating activities:
    Net Income                                                            $ 562,889                $ 343,147

    Adjustments to reconcile net income to net cash
    used in operating activities:
          Account's equity in earnings of unconsolidated
           joint ventures                                                  (598,261)                (506,771)
          Change in accrued interest on participation
            in mortgage loan                                                     --                   (1,119)
          Amortization of organizational and borrowing costs                     --                    6,463
          Change in unrealized depreciation of
            participation in mortgage loan                                       --                  127,844
          Change in other assets                                              4,277                    2,015
          Change in payable to IDS Life for operating expenses               16,851                   27,778
          Change in accrued mortality and expense risk fee                   32,505                   (3,128)
          Change in accrued asset management fee                             40,632                   (3,910)
          Change in payables and other liabilities related
            to wholly-owned real estate property                            (79,090)                 (52,681)

                                                                      ---------------------    ---------------------
          Total adjustments to net income                                  (583,086)                (403,509)

                                                                      ---------------------    ---------------------
          Net cash used in operating activities                             (20,197)                 (60,362)

                                                                      ---------------------    ---------------------

Cash flows from investing activities:
    Net sales (purchases) of short-term securities                         (339,382)                      --
    Capital improvements to wholly-owned real estate property                    --                  (19,467)
    Distributions received from joint ventures                              874,920                  329,913

                                                                      ---------------------    ---------------------
          Net cash provided by investing activities                         535,538                  310,446

                                                                      ---------------------    ---------------------
Cash flows from financing activities:
    Proceeds from sales of contracts                                          8,426                1,401,464
    Payments for contract terminations                                     (460,310)              (1,517,724)
    Decrease in mortgage payable                                                 --                  (21,726)

                                                                      ---------------------    ---------------------
          Net cash used in financing activities                            (451,884)                (137,986)

                                                                      ---------------------    ---------------------
Net increase in cash                                                         63,457                  112,098
Balance of cash at beginning of year                                        102,737                  586,729

                                                                      ---------------------    ---------------------
Balance of cash at end of period                                            166,194                  698,827


Supplemental cash flow disclosure:
    Cash paid for mortgage interest & revolving loan                             --                  184,203
                                                                      =====================    =====================



See accompanying notes to financial statements.



                                                   IDS LIFE ACCOUNT RE
                                                   of
                                                   IDS LIFE INSURANCE COMPANY

                                                   March 31, 1997

                                                   NOTES TO FINANCIAL STATEMENTS
                                                     (unaudited)

1.       GENERAL

         In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of March 31, 1997 and December 31, 1996; statements of operations for the three months ended March 31, 1997 and 1996; and the statements of cash flows for the three months ended March 31, 1997 and 1996. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1996 and the notes thereto contained in the Account's prospectus dated April 30, 1997. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.


2.       INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

         Unconsolidated Joint Ventures - Summary Information

         Summary information for the Account of its investments in unconsolidated joint ventures for the three months ended
         March 31, 1997 and 1996 is as follows:

                                        For the three months ended
                                                 March 31
                                            1997          1996

      Account's share of net
       investment income from
       unconsolidated joint ventures   $   598,261    $   506,771

      Total net investment income of
       unconsolidated joint ventures   $ 7,276,612    $ 6,653,028

      Total income of unconsolidated
       joint ventures                  $11,293,000    $11,391,000




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations

For the Three Months Ended March 31, 1997 Compared to the
Three Months Ended March 31, 1996 -

Net assets increased from $33,545,476 at December 31, 1996 to $33,646,800 at March 31, 1997. During this same time period, the accumulation unit value increased from $.98 to $1.00. The Account experienced net terminations amounting to $451,884 for the three months ended March 31,1997 compared to net terminations of $116,260 for the three months ended March 31, 1996. The net terminations for the three months ended March 31, 1996 included approximately $1,100,000 for accumulation units purchased by IDS Life, which have been used to pay for contract surrenders, as discussed more fully below. In the three months endeded March 31, 1997, IDS Life had not purchased any accumulation units.

Recorded net income for the three months ended March 31, 1997 was $562,889 compared to $343,147 for the three months ended March 31, 1996.

Interest income represents income earned in 1997 on the Account's investment in short-term securities. Interest generated from short-term investments of $138,137 for the three months ended March 31, 1997 is due primarily to an increase in short term investments. The increase in short term investments is due primarily to cash received as a result of (i) the payoff of the Riverpoint mortgage loan receivable in December 1996 and (ii) the sale of the West Springfield apartments in September 1996.

Interest income for the three months ended March 31, 1996 primarily represented income earned on the Account's investment in the participation in a mortgage loan (Riverpoint Shopping Center). For the three months ended March 31, 1996, the Account recognized net unrealized depreciation of participation in mortgage loan of $127,844 as a result of lower effective rents achieved upon releasing the center.

For the three months ended March 31, 1997, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $598,261, compared to $506,771 for the three months ended March 31, 1996. The increase is due primarily to
(i) an increase in interest income earned by Monmouth Associates. The increase in earnings was partially offset by lower rental income achieved at Southridge and Northridge Malls due to lower effective rents.

In addition, the Account recorded rental income of $0 for the three months ended March 31, 1997 from its wholly-owned real estate investment, West Springfield Terrace Apartments, compared to $641,538 for the three months ended March 31, 1996, due to the sale of its wholly-owned real estate investment in September 1996. Expenses related to the wholly-owned real estate investment totaled $0 for the three months ended March 31, 1997 compared to $442,361 for the corresponding period in 1996.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over a three-year period. Compounding the problem of declining sales are the high operating costs for tenants at the mall. Occupancy has also been affected by tenant bankruptcies over the past years. As of March 31, 1997, occupancy of the mall shops was approximately 73%, including temporary tenants under short term leases.

To counter the negative perception of Northridge Mall, N/S Associates has implemented certain capital improvements and operational programs to improve the shopping center's safety and appearance, as well as instituted certain marketing and public relation efforts to enhance its image. Certain recent positive sales trends appear to indicate a modest improvement; however, elimination of the negative perception is expected to take some time. In addition, N/S Associates is seeking to increase occupancy at the shopping center by aggressively marketing space for new and renewal tenants through leasing incentives, as well as continuing to cooperate with existing tenants who need short-term rent reductions in order to retain occupancy of their space. Part of the leasing strategy includes targeting certain well-recognized retailers as a group that would become tenants at the shopping center. It is expected that the draw of this group of tenants would help the shopping center gain leasing momentum and aid in future leasing efforts.

During the first quarter of 1997 occupancy increased 19%. In addition, comparable sales for the year have also increased approximately 3%. As of March 31, 1997, occupancy of Southridge Mall which is owned by N/S Associates was approximately 95%, including temporary tenants under short-term leases.

The Account paid asset management and mortality expense risk fees of $204,146 and $263,223 for the three months ended March 31, 1997 and 1996, respectively.


Liquidity and Capital Resources

For the Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996 -

At March 31, 1997, the Account had cash of approximately $166,000 as compared to approximately $103,000 at December 31, 1996. The Account had experienced net contract terminations in 14 consecutive quarters with net sales (including accumulation units purchased by IDS Life) in three of the last four quarters.

The liquidity requirements of the Account have generally been met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income, proceeds from the sale of West Springfield Terrace apartments, the loan repayment from Riverpoint Center, proceeds from sales of contracts, and borrowings under the line of credit from IDS Life and purchases of accumulation units by IDS Life discussed below. The primary uses of funds currently are expected to be for asset management and mortality and expense risk fees and payments for contract terminations and redemption units held by IDS Life.

Effective May 1, 1995, new contract sales of the Account were discontinued. Additional purchase payments continue to be accepted for existing contracts in amounts specified in the Account's prospectus, whether by means of the previously established bank authorizations or otherwise. Existing contracts also continue to be serviced and surrender requests will be honored.

IDS Life has purchased accumulation units in order to maintain the Account and its liquidity. IDS Life made these payments so that no contract holder would be disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life made into the Account were used to pay off the amount that the Account had borrowed under its revolving line of credit. As of March 31, 1997, IDS Life had purchased approximately 26,700,000 accumulation units.

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

Through March 31, 1997, Monmouth Associates had funded approximately $23,750,000 of the renovation loan (which excludes $1.3 million of construction loan interest) for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest of approximately $1,300,000, is currently expected to be approximately $26,989,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1997.

The renovation is nearing completion with tenant improvement work for one of the larger tenants and retainage work remaining. The occupancy of mall shops and outparcel space at the shopping center as of March 31, 1997 was approximately 84%. However, the mall shops and outparcel space are approximately 86% leased. Leasing and occupancy at the shopping center have been adversely affected by tenant bankruptcies occurring over the past several years.

N/S Associates currently expects that it will incur approximately $2,090,000 in 1997 for tenant improvement, asbestos removal and other capital items at Northridge and Southridge Malls. Actual amounts expended in 1997 may vary depending on a number of factors, including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year. N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of tenant improvements, asbestos removal and other capital items generally will be provided out of cash flows from the properties. N/S Associates expended approximately $2,236,000 for tenant improvements, asbestos removal and other capital projects in 1996.

At March 31, 1997, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut), land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates) and short-term investments represented 42.5 percent, 25.7 percent and 31.3 percent of total assets, respectively. At March 31, 1996, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 71 percent, 28 percent and 2 percent of total assets, respectively.

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

           10.8 Copy of Purchase Agreement for the sale of the West Springfield Terrace Apartment is hereby incorporated herein by reference to the Accounts
                Report on Form 10-Q (File No. 33-13375) for
                September 30, 1996 dated November 14, 1996.

           27.1 Financial Data Schedule of the Account for the period ended March 31, 1997 is filed herewith.

        (B) Report on Form 8-K

            No reports on Form 8-K were required to be filed by the Registrant for the three months ended March 31, 1997


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY

                             (Registrant)




Date:  May 13, 1997                       /S/ Melinda Urion
                                           Melinda S. Urion
                                           Executive Vice President
                                                and Controller