Form 10-Q
period 1997-06-30
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1997-08-14
CIK 812563

                                   SECURITIES AND EXCHANGE COMMISSION

                                         WASHINGTON, D.C.  20549

                                                FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997.

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



                  PART 1 - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                                          IDS LIFE ACCOUNT RE
                                       of
                                   IDS LIFE INSURANCE COMPANY

                                              BALANCE SHEETS


                                                                   June 30,          December 31,
                                                                     1997                1996
                                                               (Unaudited)

                                                              ------------------   ----------------
Assets:
   Cash                                                                 136,523            102,737
   Investments in securities, at value (Note 1)
       (identified cost $8,783,093)                                   8,783,093         10,254,310
   Investments in unconsolidated joint ventures,
       at fair value (cost of $36,168,060 and
       $36,299,366 at June 30, 1997
       and December 31, 1996, respectively)                          23,253,300         23,384,605
   Other assets                                                              --              4,277

                                                              ------------------   ----------------
          Total assets                                               32,172,916         33,745,929

                                                              ==================   ================

Liabilities:
   Payable to IDS Life for:
       Operating expenses                                                16,406             42,340
       Contract terminations                                             25,729              4,793
   Accrued mortality and expense risk fee                                30,589             32,991
   Accrued asset management fee                                          38,237             41,239
   Liabilities related to wholly-owned
    real estate property:
       Accounts payable and other liabilities                                 --             79,090

                                                              ------------------   ----------------
          Total liabilities                                             110,961            200,453

                                                              ==================   ================

Contract Owners' Equity:
   Net assets applicable to Variable Annuity
       contracts in accumulation period                              32,061,955         33,545,476

                                                              ==================   ================

Accumulation units outstanding                                       31,609,642         34,144,955

                                                              ==================   ================
Net asset value per accumulation unit                                         1.01               0.98

                                                              ==================   ================


See accompanying notes to financial statements.

                               IDS LIFE ACCOUNT RE
                                                                of
                                          IDS LIFE INSURANCE COMPANY

                                           STATEMENTS OF OPERATIONS
                                                            (unaudited)





                                                                        For the three months ended

                                                                 ------------------    -----------------
                                                                     June 30,              June 30,
                                                                       1997                  1996
                                                                 ------------------    -----------------
Income:
    Interest income                                           $            141,708 $             65,970
    Account's equity in earnings of
          unconsolidated joint ventures                                    592,603              497,491
    Rental income                                                               --              599,606
    Unrealized appreciation (depreciation) of
          investments in unconsolidated joint ventures                           --             (507,511)
                                                                 ------------------    -----------------
               Total income                                                734,311              655,556
                                                                 ------------------    -----------------

Expenses:
    Asset management fee                                                   113,845              146,506
    Mortality and expense risk fee                                          91,075              117,205
    Amortization of deferred organizational
          and borrowing costs                                                   --                6,463
    Other operating expenses                                                 3,721                3,418
    Operating expenses related to wholly-owned
     real estate property:
          Interest                                                              --              183,797
          Utilities                                                             --               38,227
          Repairs and maintenance                                               --               54,661
          Property and other taxes                                              --               49,552
          Salaries                                                              --               45,758
          Management fees                                                       --               28,907
          Other                                                                 --               32,364
                                                                 ------------------    -----------------
               Total expenses                                              208,641              706,858
                                                                 ------------------    -----------------

Net income (loss)                                             $            525,670 $            (51,302)
                                                                 ==================    =================

See accompanying notes to financial statements.

                               IDS LIFE ACCOUNT RE
                                                                of
                                          IDS LIFE INSURANCE COMPANY

                                           STATEMENTS OF OPERATIONS
                                                            (unaudited)





                                                                                For the six months ended

                                                                 ----------------------   ----------------------
                                                                       June 30,                 June 30,
                                                                         1997                     1996
                                                                 ----------------------   ----------------------
Income:
    Interest income                                           $                279,853 $                133,350
    Account's equity in earnings of
          unconsolidated joint ventures                                      1,190,864                1,004,262
    Rental income                                                                   --                1,241,144
    Unrealized (depreciation) of participation
          in mortgage loan                                                           --                 (127,844)
    Unrealized appreciation (depreciation) of
          investments in unconsolidated joint ventures                               --                 (507,511)
    Other income                                                                54,258                        --
                                                                 ----------------------   ----------------------
               Total income                                   $              1,524,975 $              1,743,401


Expenses:
    Asset management fee                                                       227,259                  292,741
    Mortality and expense risk fee                                             181,807                  234,193
    Amortization of deferred organizational
          and borrowing costs                                                       --                   12,926
    Other operating expenses                                                    27,350                   36,069
    Operating expenses related to wholly-owned
     real estate property:
          Interest                                                                  --                  368,000
          Utilities                                                                 --                   85,491
          Repairs and maintenance                                                   --                   95,406
          Property and other taxes                                                  --                  105,398
          Salaries                                                                  --                   94,136
          Management fees                                                           --                   56,980
          Other                                                                     --                   70,216
                                                                 ----------------------   ----------------------
               Total expenses                                                  436,416                1,451,556

                                                                 ----------------------   ----------------------

Net income                                                    $              1,088,559 $                291,845

                                                                 ======================   ======================
See accompanying notes to financial statements.

                                          IDS LIFE ACCOUNT RE
                                       of
                                  IDS LIFE INSURANCE COMPANY

                                  STATEMENTS OF CASH FLOWS
                                                 (unaudited)

                                                                                       For the six months ended

                                                                      ----------------------   ----------------------
                                                                            June 30,                 June 30,
                                                                              1997                     1996
                                                                      ----------------------   ----------------------
Cash flows from operating activities:
    Net Income                                                     $              1,088,559 $                291,845

    Adjustments   to  reconcile  net  income  to  net  cash  used  in  operating activities:
          Account's equity in earnings of unconsolidated
            joint ventures                                                       (1,190,864)              (1,004,262)
          Change in accrued interest on participation
            in mortgage loan                                                             --                    3,965
          Amortization of organizational and borrowing costs                             --                   12,926
          Change in unrealized depreciation of investments
            in unconsolidated joint ventures                                              --                  507,511
          Change in unrealized depreciation (appreciation) of
            participation in mortgage loan                                               --                  127,844
          Change in other assets                                                      4,277                    6,457
          Change in payable to IDS Life for operating expenses                      (25,934)                 (34,701)
          Change in accrued mortality and expense risk fee                           (2,402)                  (4,425)
          Change in accrued asset management fee                                     (3,002)                  (5,532)
          Change in payables and other liabilities related
            to wholly-owned real estate property                                    (79,090)                   7,808
                                                                      ----------------------   ----------------------
          Total adjustments to net income                                        (1,297,015)                (382,409)
                                                                      ----------------------   ----------------------
          Net cash used in operating activities                                    (208,456)                 (90,564)
                                                                      ----------------------   ----------------------

Cash flows from investing activities:
    Net sales (purchases) of short-term securities                                1,471,217                        --
    Capital improvements to wholly-owned real estate property                             --                  (58,440)
    Distributions received from joint ventures                                    1,322,170                  957,153
                                                                      ----------------------   ----------------------
          Net cash provided by investing activities                               2,793,387                  898,713
                                                                      ----------------------   ----------------------

Cash flows from financing activities:
    Proceeds from sales of contracts                                                 14,077                2,126,433
    Payments for contract terminations                                           (2,565,222)              (2,572,054)
    Decrease in mortgage payable                                                         --                  (43,971)
                                                                      ----------------------   ----------------------
          Net cash used in financing activities                                  (2,551,145)                (489,592)
                                                                      ----------------------   ----------------------

Net increase in cash                                                                 33,786                  318,557
Balance of cash at beginning of year                                                102,737                  586,729
                                                                      ----------------------   ----------------------
Balance of cash at end of period                                   $                136,523 $                905,286

Supplemental cash flow disclosure:
    Cash paid for mortgage interest & revolving loan               $                     -- $                368,000
                                                                      ======================   ======================


See accompanying notes to financial statements.

                                                     IDS LIFE ACCOUNT RE
                                                     of
                                                     IDS LIFE INSURANCE COMPANY

                                  June 30, 1997
                                                  NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.       GENERAL

         In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of June 30, 1997 and December 31, 1996; statements of operations for the three and six months ended June 30, 1997 and 1996; and the statements of cash flows for the six months ended June 30, 1997 and 1996. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1996 and the notes thereto contained in the Account's prospectus dated April 30, 1997. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.


2.       INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

         Unconsolidated Joint Ventures - Summary Information

         Summary information for the Account of its investments in unconsolidated joint ventures for the six months ended June 30, 1997 and 1996 is as follows:

                                         For the six months ended
                                                 June 30
                                                 -------
                                            1997          1996
                                            ----          ----

      Account's share of net
       investment income from
       unconsolidated joint ventures   $ 1,190,864    $ 1,004,262

      Total net investment income of
       unconsolidated joint ventures   $14,426,910    $12,741,658

      Total income of unconsolidated
       joint ventures                  $22,986,000    $23,069,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations

For the Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996 -

Net assets decreased from $33,545,476 at December 31, 1996 to $32,061,955 at June 30, 1997. During this same time period, the accumulation unit value increased from .98 at December 31, 1996 to 1.01 at June 30, 1997. The Account experienced net terminations amounting to $2,551,145 for the six months ended June 30, 1997 compared to net terminations of $445,621 for the six months ended June 30, 1996. The net terminations for the six months ended June 30, 1996 include approximately $1,800,000 for accumulation units purchased by IDS Life, which has been used to pay for contract surrenders, as discussed more fully below. In the six months ended June 30, 1997, IDS Life had not purchased any accumulation units.

Recorded net income for the six months ended June 30, 1997 was $1,088,559 compared to $291,845 for the six months ended June 30, 1996.

Interest income represents income earned in 1997 on the Account's investment in short-term securities. Interest generated from short-term investments of $279,853 for the six months ended June 30, 1997 is due primarily to an increase in short-term investments. The increase in short-term investments is due primarily to cash received as a result of (i) the payoff of the Riverpoint mortgage loan receivable in December 1996 and (ii) the sale of the West Springfield apartments in September 1996.

Interest income for the six months ended June 30, 1996 primarily represented income earned on the Account's investment in the participation in a mortgage loan (Riverpoint Shopping Center). For the six months ended June 30, 1996, the Account recognized net unrealized depreciation of participation in mortgage loan of $127,844 as a result of lower effective rents achieved upon releasing the center.

For the six months ended June 30, 1996, the Account recognized net unrealized depreciation of investments in unconsolidated joint ventures of approximately $507,511, primarily due to a decrease in current assets at Monmouth Associates. A portion of the decrease was a result of a $4,000,000 cash distribution in which the Account's share was $278,800, and the payment of certain capital and tenant improvements.

Distributions from unconsolidated joint ventures increased from $1,322,170 at the six months ended June 30, 1997 compared to $957,153 at the six months ended June 30, 1996. The increase in distributions from unconsolidated joint ventures is due primarily to increased distributions from Monmouth Associates in the first quarter of 1997. The increased distribution was the result of previously undistributed cash flow earned in prior quarters.

Due to the sale of its wholly-owned real estate investment, West Springfield Terrace Apartments, in September 1996, the Account had $0 rental income for the six months ended June 30, 1997 compared to $1,241,144 for the six months ended June 30, 1996. Also, expenses related to the wholly-owned real estate investment totaled $0 for the six months ended June 30, 1997 compared to $875,627 for the corresponding period in 1996.

For the six months ended June 30, 1997, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $1,190,864 compared to $1,004,262 for the six months ended June 30, 1996. The increase is due primarily to an increase in interest income earned by Monmouth Associates. The increase in earnings was partially offset by lower rental income achieved at Southridge and Northridge Malls due to lower effective rents.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over a three-year period. Compounding the problem of declining sales are the high operating costs for tenants at the mall. Occupancy has also been affected by tenant bankruptcies over the past years. As of June 30, 1997, occupancy of the mall shops was approximately 72%, including temporary tenants under short term leases. During the second quarter of 1997 occupancy decreased 1%. However, the mall shops at Northridge Mall is 75% leased.

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

As of June 30, 1997, leasing and occupancy of the portion of Southridge Mall owned by N/S Associates were approximately 91% and 89%, respectively, including temporary tenants under short-term leases.

The Account paid asset management and mortality expense risk fees of $409,066 and $526,934 for the six months ended June 30, 1997 and 1996, respectively.

For the Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30, 1996 -

Recorded net income (loss) for the three months ended June 30, 1997 was $525,670 compared to $(51,302) for the three months ended June 30, 1996. The increase in recorded net income for the three months ended June 30, 1997 is due primarily to the recognition in 1996 of unrealized depreciation of $507,511 on investments in unconsolidated joint ventures.

During the three months ended June 30, 1997, $592,603 of income was attributable to the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates, and 1225 Connecticut) compared to $497,491 for the corresponding three months in 1996. The increase in income is primarily due to (i) an increase in interest income earned by Monmouth Associates and (ii) an increase in rental income earned at 1225 Connecticut. The increase was partially offset by lower rental income achieved at Southridge and Northridge Malls due to lower effective rents.

Due to the sale of its wholly-owned real estate investment, West Springfield Terrace Apartments, in September 1996, the Account had $0 rental income for the three months ended June 30, 1997 compared to $599,606 for the three months ended June 30, 1996. Also, the expenses related to the wholly-owned real estate investment totaled $0 for the three months ended June 30, 1997 compared to $433,266 for the corresponding period in 1996.

The Account paid total asset management and mortality expense risk fees for the three months ended June 30, 1997 of $204,920 compared to $263,711 for the corresponding period in 1996.

Liquidity and Capital Resources

For the Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996 -

At June 30, 1997, the Account had cash and investments of short-term securities of approximately $8,920,000 as compared to approximately $10,357,000 at December 31, 1996. The Account had experienced net contract terminations in 4 consecutive quarters.

The liquidity requirements of the Account have generally been met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income, proceeds from the sale of West Springfield Terrace apartments, the loan repayment from Riverpoint Center, proceeds from sales of contracts and borrowings under the line of credit from IDS Life and purchases of accumulation units by IDS Life discussed below. The primary uses of funds currently are expected to be for asset management and mortality and expense risk fees and payments for contract terminations and redemption units held by IDS Life.

Effective May 1, 1995, new contract sales of the Account were discontinued. Additional purchase payments continue to be accepted for existing contracts in amounts specified in the Account's prospectus, whether by means of the previously established bank authorizations or otherwise. Existing contracts also continue to be serviced and surrender requests will be honored.

IDS Life has purchased accumulation units in order to maintain the Account and its liquidity. IDS Life made these payments so that no contract holder would be disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life made into the Account were used to pay off the amount that the Account had borrowed under its revolving line of credit. As of June 30, 1997, IDS Life had purchased approximately 24,969,872 accumulation units.

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

Through June 30, 1997, Monmouth Associates had funded approximately $26,132,000 of the renovation loan (which excludes $1.3 million of construction loan interest) for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest of approximately $1,300,000, is currently expected to be approximately $26,989,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement or expansion of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1997.

The renovation is complete except for some tenant improvement work for one of the larger tenants and some retainage work remaining. The occupancy of mall shops and outparcel space at the shopping center as of June 30, 1997 was approximately 86%. However, the mall shops and outparcel space are approximately 89% leased. Leasing and occupancy at the shopping center have been adversely affected by tenant bankruptcies occurring over the past several years.

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

At June 30, 1997, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut), land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates) and short-term investments represented 45 percent, 27 percent and 28 percent of total assets, respectively. At June 30, 1996, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 71 percent, 27 percent and 2 percent of total assets, respectively.

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

           27.1 Financial Data Schedule of the Account for the period ended June 30, 1997 is filed herewith.

        (B) Report on Form 8-K

            No reports on Form 8-K were required to be filed by the Registrant for the three months ended June 30, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY

                             (Registrant)




Date:  August 14, 1997                       /S/ Melinda Urion
                                            ------------------
                                           Melinda S. Urion
                                           Executive Vice President
                                                and Controller