Form 10-Q
period 1997-09-30
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1997-11-13
CIK 812563

                                          SECURITIES AND EXCHANGE COMMISSION

                                               WASHINGTON, D.C.  20549

                                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997




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

                  PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                             IDS LIFE ACCOUNT RE

                                                      of
                                          IDS LIFE INSURANCE COMPANY

                                                   BALANCE SHEETS

                                                                               September       December 31,
                                                                                     30,
                                                                                    1997               1996

                                                                             (Unaudited)
                                                                         ----------------   ----------------
Assets:
  Cash                                                                                --
                                                                                                    102,737
  Investments in securities, at value (Note 1)
  (identified cost $6,398,564)
                                                                               6,398,564         10,254,310
  Investments  in  unconsolidated  joint  ventures,   at  fair  value  (cost  of
  $36,116,331  and  $36,299,366  at  September  30, 1997 and  December 31, 1996,
  respectively)
                                                                              23,201,570         23,384,605
  Other assets                                                                         --
                                                                                                      4,277
                                                                         ----------------   ----------------
Total assets
                                                                              29,600,134         33,745,929
                                                                         ================   ================

Liabilities:
  Payable to IDS Life for:
    Operating expenses                                                                 --
                                                                                                     42,340
    Contract terminations
                                                                                  51,352              4,793
  Accrued mortality and expense risk fee
                                                                                  28,886             32,991
  Accrued asset management fee
                                                                                  36,108             41,239
  Other liabilities                                                                                       --
                                                                                 200,940
  Liabilities related to wholly-owned real estate property:
    Accounts payable and other liabilities                                            --
                                                                                                     79,090
                                                                         ----------------   ----------------
Total liabilities
                                                                                 317,286            200,453
                                                                         ================   ================

Contract Owners' Equity:
  Net assets applicable to Variable Annuity
  contracts in accumulation period
                                                                              29,282,848         33,545,476
                                                                         ================   ================

Accumulation units outstanding
                                                                              28,458,283         34,144,955
                                                                         ================   ================

Net asset value per accumulation unit
                                                                                    1.03               0.98
                                                                         ================   ================

See accompanying notes to financial statements.



                                              IDS LIFE ACCOUNT RE
                                                      of
                                           IDS LIFE INSURANCE COMPANY

                                            STATEMENTS OF OPERATIONS

                                                  (unaudited)


                                                                       For the three months ended
                                                               --------------------------------------

                                                                        Sept. 30,          Sept. 30,
                                                                             1997               1996
                                                               -------------------     --------------
 Income:
  Interest income                                          $              104,754    $        78,584
  Account's equity in earnings of
  unconsolidated joint ventures                                           564,537            579,475
  Rental income                                                                --            636,645
  Unrealized appreciation (depreciation) of participation
  in mortgage loan                                                             --           (19,763)
  Change unrealized appreciation (depreciation) of
  investments in wholly-owned real estate property                             --          1,339,993
  Realized loss on wholly-owned
  real estate property                                                         --        (2,146,691)
                                                               -------------------     --------------
Total income                                                              669,291            468,243
                                                               -------------------     --------------

Expenses:
  Asset management fee                                                    106,625            149,557
  Mortality and expense risk fee                                           85,300            119,645
  Amortization of deferred organizational
  and borrowing costs                                                          --              6,676
  Other operating expenses                                                 19,516             17,780
  Operating expenses related to wholly-owned
   real estate property:
    Interest                                                                   --            183,315
    Utilities                                                                  --             21,872
    Repairs and maintenance                                                    --             52,150
    Property and other taxes                                                   --             48,392
    Salaries                                                                   --             52,442
    Management fees                                                            --             27,874
    Other                                                                      --             28,234
                                                               -------------------     --------------
Total expenses                                                            211,441            707,937
                                                               -------------------     --------------

Net income (loss)                                          $              457,850    $     (239,694)
                                                              ===================     ==============

See accompanying notes to financial statements.


                                                    IDS LIFE ACCOUNT RE
                                                                  of
                                            IDS LIFE INSURANCE COMPANY

                                             STATEMENTS OF OPERATIONS

                                     (unaudited)

                                                                   For the nine months ended
                                                         --------------------------------------
                                                               Sept. 30,             Sept. 30,
                                                                    1997                  1996
                                                         ----------------        --------------
Income:
  Interest income                                    $           384,607       $       211,934
  Account's equity in earnings of
  unconsolidated joint ventures                                1,699,636             1,583,737
  Other income                                                    54,134                    --
  Rental income                                                       --             1,877,789
  Unrealized (depreciation) of participation
  in mortgage loan                                                    --             (147,608)
  Net change unrealized appreciation of investment
  in wholly-owned real estate property                                --             1,339,993
  Unrealized appreciation (depreciation) of
  investments in unconsolidated joint ventures                        --             (507,511)
  Realized loss on wholly-owned
  real estate property                                                --           (2,146,691)
                                                         ----------------        --------------
Total income                                                   2,138,377             2,211,643
                                                         ----------------        --------------

Expenses:
  Asset management fee                                           333,884               442,298
  Mortality and expense risk fee                                 267,108               353,838
  Amortization of deferred organizational
  and borrowing costs                                                 --                19,602
  Other operating expenses                                        46,866                53,849
  Operating expenses related to wholly-owned
   real estate property:
    Interest                                                          --               551,315
    Utilities                                                         --               107,363
    Repairs and maintenance                                           --               147,556
    Property and other taxes                                          --               153,790
    Salaries                                                          --               146,578
    Management fees                                                   --                84,854
    Other                                                             --                98,450
                                                         ----------------        --------------
Total expenses                                                   647,858             2,159,493
                                                         ----------------        --------------

Net income                                           $         1,490,519       $        52,150
                                                         ================        ==============

See accompanying notes to financial statements.


                                              IDS LIFE ACCOUNT RE

                                                         of
                                          IDS LIFE INSURANCE COMPANY

                                         STATEMENTS OF CASH FLOWS

                                                (unaudited)

                                                                   For the nine months ended
                                                                 ------------------------------------
                                                                       Sept. 30,           Sept. 30,
                                                                            1997                1996
                                                                 ----------------    ----------------
Cash flows from operating activities:
  Net Income                                                  $        1,490,519   $          52,150

Adjustments to reconcile net income to net cash used in operating activities:
  Account's equity in earnings of unconsolidated
  joint ventures                                                     (1,699,635)         (1,583,737)
  Change in accrued interest on participation
  in mortgage loan                                                            --             (5,945)
  Amortization of organizational and borrowing costs                          --              23,879
  Change in unrealized depreciation of investments
  in unconsolidated joint ventures                                            --             507,511
  Change in unrealized depreciation (appreciation) of
  participation in mortgage loan                                              --             147,608
  Change in realized depreciation in wholly-owned
  real estate property                                                        --             806,698
  Change in other assets                                                   4,277              43,135
  Change in payable to IDS Life for operating expenses                  (42,340)            (32,959)
  Change in accrued mortality and expense risk fee                       (4,105)             (1,405)
  Change in accrued asset management fee                                 (5,131)             (1,756)
  Change in other liabilities                                            200,940                  --
  Change in payables and other liabilities related
  to wholly-owned real estate property                                  (79,090)            (65,861)
                                                                 ----------------    ----------------
Total adjustments to net income                                      (1,625,084)           (162,832)
                                                                 ----------------    ----------------

Net cash used in operating activities                                  (134,565)           (110,682)
                                                                 ----------------    ----------------

Cash flows from investing activities:
  Distributions received from joint ventures                           1,882,670           1,307,073
  Net sales (purchases) of short-term securities                       3,855,746                   --
  Sale of wholly owned property                                                --          15,488,904
                                                                 ----------------    ----------------
Net cash provided by investing activities                              5,738,416          16,795,977
                                                                 ----------------    ----------------

Cash flows from financing activities:
  Proceeds from sales of contracts                                        14,536           2,341,959
  Payments for contract terminations                                 (5,721,124)         (3,194,642)
  Decrease in mortgage payable                                                --         (7,770,339)
                                                                 ----------------    ----------------
Net cash used in financing activities                                (5,706,588)         (8,623,022)
                                                                 ----------------    ----------------

Net increase in cash                                                   (102,737)           8,062,273
Balance of cash at beginning of year                                     102,737             586,729
                                                                 ----------------    ----------------

Balance of cash at end of period                              $               --   $       8,649,002
                                                                 ================    ================

Supplemental cash flow disclosure:
  Cash paid for mortgage interest & revolving loan            $               --   $         551,315
                                                                 ================    ================

See accompanying notes to financial statements.

                                                IDS LIFE ACCOUNT RE
                                                     of
                                               IDS LIFE INSURANCE COMPANY

                                                September 30, 1997

                                                NOTES TO FINANCIAL STATEMENTS
                                                     (unaudited)

1.       GENERAL

         In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of September 30, 1997 and December 31, 1996; statements of operations for the three and nine months ended September 30, 1997 and 1996; and the statements of cash flows for the nine months ended September 30, 1997 and 1996. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1996 and the notes thereto contained in the Account's prospectus dated April 30, 1997. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.


2.       INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

         Unconsolidated Joint Ventures - Summary Information

         Summary   information   for  the   Account   of  its   investments   in
unconsolidated joint ventures for the nine months ended September 30, 1997 and 1996 is as follows:

                                                  For the nine months ended
                                                  September 30
                                        1997                  1996
                                        ----                  ----

      Account's share of net
       investment income from
       unconsolidated joint ventures   $  1,699,636   $  1,583,737

      Total net investment income of
       unconsolidated joint ventures   $14,426,913   $19,697,394

      Total income of unconsolidated
       joint ventures                  $35,277,000   $ 35,526,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations

For the Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996-

Net assets decreased from $33,545,476 at December 31, 1996 to $29,282,848 at September 30, 1997. During this same time period, the accumulation unit value increased from $.98 at December 31, 1996 to $1.03 at September 30, 1997. The Account experienced net terminations amounting to $5,706,588 for the nine months ended September 30, 1997 compared to net sales of $2,439,870 for the nine months ended September 30, 1996. The net terminations for the nine months ended September 30, 1996 include approximately $2,000,000 for accumulation units purchased by IDS Life, which has been used to pay for contract surrenders, as discussed more fully below. In the nine months ended September 30, 1997, IDS Life had not purchased any accumulation units.

Recorded net income for the nine months ended September 30, 1997 was $1,490,519 compared to $52,150 for the nine months ended September 30, 1996.

Interest income represents income earned in 1997 on the Account's investment in short-term securities. Interest generated from short-term investments of $384,607 for the nine months ended September 30, 1997 is due primarily to an increase in short-term investments compared to the same period in 1996. This increase was due primarily to cash received as a result of (i) the payoff of the Riverpoint mortgage loan receivable in December 1996 and (ii) the sale of the West Springfield apartments in September 1996. Short-term investments decreased in 1997 due primarily to net Account terminations, as discussed above.

Interest income for the nine months ended September 30, 1996 primarily represented income earned on the Account's investment in the participation in a mortgage loan (Riverpoint Shopping Center). For the nine months ended September 30, 1996, the Account recognized net unrealized depreciation of participation in mortgage loan of $147,608 as a result of lower effective rents achieved upon releasing the center.

For the nine months ended September 30, 1996, the Account recognized net unrealized depreciation of investments in unconsolidated joint ventures of approximately $507,511 primarily due to a decrease in current assets at Monmouth Associates. A portion of the decrease was a result of a $4,000,000 cash distribution in which the Accounts share was $278,800, and the payment of certain capital and tenant improvements.

Distributions from unconsolidated joint ventures increased from $1,882,670 at the nine months ended September 30, 1997 compared to $1,307,073 for the nine months ended September 30, 1996. The increase in distributions from unconsolidated joint ventures is due primarily to increased distributions from Monmouth Associates in the first quarter of 1997. The increased distributions was the result of previously undistributed cash flow earned in prior quarters. The increased distributions were slightly offset by decreased distributions in 1997 from N/S Associates and 1225 Connecticut.

Due to the sale of its wholly-owned real estate investment, West Springfield Terrace Apartments, in September 1997, the Account had $0 rental income for the nine months ended September 30, 1997 compared to $1,877,789 for the nine months ended September 30, 1996. Also, expenses related to the wholly-owned real estate investment totaled $0 for the nine months ended September 30, 1997 compared to $1,289,906 for the corresponding period in 1996.

For the nine months ended September 30, 1997, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $1,699,636 compared to $1,583,737 for the nine months ended September 30, 1996. The increase is due primarily to an increase in interest income earned by Monmouth Associates. The increase in earnings was partially offset by lower rental income achieved at Southridge and Northridge Malls due to lower effective rents.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over a three-year period. Compounding the problem of declining sales are the high operating costs for tenants at the mall. Occupancy has also been affected by tenant bankruptcies over the past years. As of September 30, 1997, occupancy of the mall shops was approximately 66%, including temporary tenants under short term leases. Occupancy decreased 6 percent from the prior quarter due primarily to a movie theater tenant, which occupied approximately 8% of the owned net rentable area at the property, vacating its space upon expiration of its lease. Northridge is attempting to lease this space to another movie theater operator, however, there can be no assurance that Northridge will be successful.

To counter the negative perception of Northridge Mall, N/S Associates has implemented certain capital improvements and operational programs to improve the shopping center's safety and appearance, as well as instituted certain marketing efforts to enhance its image. Certain recent positive sales trends appear to indicate a modest improvement; however, elimination of the negative perception is expected to take some time. In addition, N/S Associates is seeking to increase occupancy at the shopping center by marketing space for new and renewal tenants through leasing incentives, as well as continuing to cooperate with existing tenants who need short-term rent reductions in order to retain occupancy of their space. Part of the leasing strategy includes targeting certain well-recognized retailers as a group that would become tenants at the shopping center. It is expected that the draw of this group of tenants would help the shopping center gain leasing momentum and aid in future leasing efforts.

As of September 30, 1997, the portion of Southridge Mall owned by N/S Associates was approximately 97% leased and occupied, including temporary tenants under short-term leases.

The Account paid asset  management  and mortality  expense risk fees of $600,992
and  $796,136  for  the  nine  months  ended   September   30,  1997  and  1996,
respectively.

For the Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30,1996 -

Recorded net income (loss) for the three months ended September 30, 1997 was $457,850 compared to $(239,694) for the three months ended September 30, 1996. The increase in recorded net income for the three months ended September 30, 1997 is due primarily to the recognition in 1996 of a net loss on sale of the West Springfield Terrace Apartments. This decrease was partially offset by the net operating income earned at this property for the three month period in 1996.

During the three months ended September 30, 1997, $564,537 of income was attributable to the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates, and 1225 Connecticut) compared to $579,475 for the corresponding three months in 1996. The decrease in income is primarily due to a lower rental income achieved at Southridge and Northridge Malls due to lower effective rents. In addition, the decrease is due to lower occupancy at the Northridge Mall.

Due to the sale of its wholly-owned real estate investment, West Springfield Terrace Apartments, in September 1996, the Account had $0 rental income for the three months ended September 30, 1997 compared to $636,645 for the three months ended September 30, 1996. Also, the expenses related to the wholly-owned real estate investment totaled $0 for the three months ended September 30, 1997 compared to $414,279 for the corresponding period in 1996.

The Account paid total asset management and mortality expense risk fees for the three months ended September 30, 1997 of $191,925 compared to $269,202 for the corresponding period in 1996.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996-

At September 30, 1997, the Account had cash and investments of short-term securities of approximately $6,398,564 as compared to approximately $10,357,047 at December 31, 1996. The Account had experienced net contract terminations in 5 consecutive quarters.

The liquidity requirements of the Account have generally been met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income, proceeds from the sale of West Springfield Terrace Apartments, the loan repayment from Riverpoint Center, proceeds from sales of contracts, borrowings under the line of credit from IDS Life and purchases of accumulation units by IDS Life discussed below. The primary uses of funds currently are asset management and mortality and expense risk fees and payments for contract terminations and redemption units held by IDS Life.

Effective May 1, 1995, new contract sales of the Account were discontinued. Additional purchase payments continue to be accepted for existing contracts in amounts specified in the Account's prospectus, whether by means of the previously established bank authorizations or otherwise. Existing contracts also continue to be serviced and surrender requests will be honored.

IDS Life has purchased accumulation units in order to maintain the Account and its liquidity. IDS Life made these payments so that no contract holder would be disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life made into the Account were used to pay off the amount that the Account had borrowed under its revolving line of credit. As of September 30, 1997, IDS Life had purchased approximately 24,969,872 accumulation units.

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

Through September 30, 1997, Monmouth Associates had funded approximately $25,905,000 of the renovation loan (which excludes $1.3 million of construction loan interest) for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest of approximately $1,300,000, is approximately $27,205,000. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement or expansion of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1997.

The renovation is complete. The occupancy of mall shops and outparcel space at the shopping center as of September 30, 1997 was approximately 85 percent. However, the mall shops and outparcel space are approximately 91 percent leased. Leasing and occupancy at the shopping center have been adversely affected by tenant bankruptcies occurring over the past several years.

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

At September 30, 1997, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut,) land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates) and short-term investments represented 50 percent, 29 percent and 21 percent of total assets, respectively. At September 30, 1996, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 56 percent, 33 percent and 11 percent of total assets, respectively.

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

            27.1 Financial Data Schedule of the Account for the period ended September 30, 1997 is filed herewith.

          (B) Report on Form 8-K

          No reports on Form 8-K were required to be filed by the Registrant for the three months ended September 30, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY
                      ------------------------------
                             (Registrant)




Date:  November 14, 1997                       /S/ Melinda Urion
                                              ------------------
                                                            Melinda S. Urion
                                                Executive Vice President
                                                        and Controller