Form 10-K
period 1997-12-31
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1998-03-31
CIK 812563

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997.

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

Aggregate market value of the voting stock held by non-affiliates:Not applicable

Documents incorporated by reference: Certain pages of the Prospectus of Registrant included in Form S-1 (as amended), file number 33-13375 to be filed April 3, 1998, are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

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

The Account previously sought to have approximately 50 to 70 percent of the Account's assets invested in income-producing real property investments such as office buildings, shopping centers, apartment complexes and other real properties, with approximately 15 to 40 percent of the Account's assets invested in mortgage loans and land sale-leaseback investments, which could include participation in the appreciation or the gross revenues or income of the real properties that are subject to the mortgage loans or land sale-leaseback investments. The remaining portion of the Account's assets generally were to be invested in short-term debt instruments and intermediate term bonds with maturities of up to five years.

Since the Account has experienced substantial net contract terminations over the past several years the Account does not intend to acquire additional real estate related investments. Further, the Account intends to liquidate the real estate related investments that it currently holds when it becomes advantageous or necessary to do so.During 1996, the Account liquidated two real estate related investments.

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

Item 2. PROPERTIES

Description of the Account's real estate related investments is hereby incorporated herein by reference to pages 18 to 35 of the Registrant's prospectus included in Form S-1 (as amended), File number 33-13375 to be filed April 3, 1998, which pages are filed herewith as Exhibit 99.2 to this report.

Item 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which the Account is a party or to which the assets of the Account are subject. IDS Life is engaged in various kinds of routine litigation that, in IDS Life's judgment, are not of material importance in relation to its total assets. None of such litigation relates to the Account.

Item 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

               PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDERS MATTERS

The Contracts were offered for sale through the registered representatives of IDS Life. There is no established public trading market for the Contracts. In addition, the Contracts were not bid for, but were sold at the Account's current accumulation unit value. A contract owner may elect to surrender all or part of the Contract while the Contract is in force prior to the earlier of the retirement date or the death of the first to die of the annuitant or owner. A description of surrenders, withdrawals and transfers is hereby incorporated herein by reference to pages 50 to 51 under the heading "Contract Surrender" and pages 54 to 55 under the headings "Suspension and Delay of Payments" and "Transfer of Ownership" in the Registrant's prospectus included in Form S-1
(as amended), File Number 33-13375, to be filed April 3, 1998, which pages are filed herewith as Exhibit 99.1 to this report. For the year ended
December 31, 1997, the high and low accumulation unit values were $1.04 and $.98 per unit, respectively. The number of contract owners at December 31, 1997 was 238.


Item 6. SELECTED FINANCIAL DATA

                            Years ended December 31,
                               1997           1996           1995           1994            1993
                               ----           ----           ----           ----            ----

Contract Purchase Payments
   (Terminations), Net         $(6,923,566)   $ (2,207,498)    $  2,291,255  $ (5,184,527)  $ (6,873,380)

Net Income (Loss)                $1,718,205   $   (153,491)    $(2,378,521)  $   (946,390)  $  1,816,417

Total Contract Owners'
    Equity (A)                  $28,340,115     $33,545,476     $35,906,465    $35,993,731    $42,124,648

Accumulation Units
    Outstanding (A)              27,339,211      34,144,955      36,353,929     34,238,180   39,000,431

Accumulation Unit
    Value                             $1.04            $.98            $.99          $1.05        $1.08



(A) As of December 31, 1997, IDS Life's portion of the Total Contract Owners' Equity was $25,877,976 (91%) and IDS Life owned 24,969,872 (91%) of the total Accumulation Units Outstanding.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Results of Operations
For the Year Ended December 31, 1997 Compared to the Year Ended
December 31, 1996

Net assets decreased from $33,545,476 at December 31, 1996 to $28,340,115 at December 31, 1997. During this same time period, the accumulation unit value increased from $.98 to $1.04. The Account experienced net terminations amounting to $6,923,566 for the year ended December 31, 1997 compared to net terminations of $2,207,498 for the year ended December 31, 1996. IDS Life did not purchase or sell accumulation units for the year ended December 31, 1997. For the year ended December 31, 1996, IDS Life purchased $2,000,000 accumulation units, as discussed more fully below.

Recorded net income for the year ended December 31, 1997 was $1,718,205 compared to net loss of $153,491 for the year ended December 31, 1996.

Interest income for the year ended December 31, 1997, represents income earned on the Account's investment in short-term securities. Interest income increased to $467,504 from $385,026 for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase for the year ended December 31, 1997, is due primarily to an increase in the average short-term investment balance throughout 1997 compared to the same period in 1996. This increase was due primarily to cash received as a result of (i) the payoff of the Riverpoint mortgage loan receivable in December 1996 and (ii) the sale of the West Springfield apartments in September 1996. Short-term investments decreased towards the end of 1997 due primarily to net Account terminations, as discussed above. Interest income for the year ended December 31, 1996 primarily represents interest income earned on the Account's investment in the participation in a mortgage loan (Riverpoint Shopping Center). Interest income in 1996 also includes interest earned on short term investments. The borrower of the ten year non-recourse participating first mortgage loan on the Riverpoint Shopping Center had notified the Lenders (IDS Life Account RE, JMB Mortgage Partners-III and JMB Mortgage Partners IV, jointly the "Lenders"), that it was experiencing financial difficulties and approached the Lenders regarding a loan modification. During the third quarter of 1996, the Lenders and Borrowers finalized a loan modification whereby they reached an agreement to defer payment of a portion of the scheduled debt service from September 15, 1995 to July 15, 1996. In conjunction with the loan modification agreement, the scheduled maturity date of the loan was accelerated to December 31, 1997. Finally, the Lenders agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. On December 24, 1996, the borrower repaid the lenders $27,400,000 (of which the Account's share was approximately $2,800,000) in full satisfaction of the loan as agreed upon.

For the year ended December 31, 1997, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $2,277,775 compared to $2,167,460 for the year ended December 31, 1996. The increase is due primarily to an increase in interest income earned by Monmouth Associates. The increase in earnings was partially offset by lower rental income achieved at Southridge and Northridge Malls due to lower effective rents.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over a three-year period. Compounding the problem of declining sales are the high operating costs for tenants at the mall. Occupancy has also been affected by tenant bankruptcies over the past years. As of December 31, 1997, occupancy of the mall shops was approximately 75%, including temporary tenants under short term leases. In August 1997, a movie theater, which occupied approximately 8% of the owned net rentable area at the property, vacated its space upon expiration of its lease. Northridge is attempting to lease this space to another movie theater operator, however, there can be no assurance the Northridge Mall will be successful.

To counter the negative perception of Northridge Mall, N/S Associates implemented certain capital improvements and operational programs to improve the shopping center's safety and appearance, as well as instituted certain marketing efforts to enhance its image. Certain positive sales trends appear to indicate a modest improvement; however, elimination of the negative perception is expected to take some time. In addition N/S Associates is seeking to increase occupancy at the shopping center by aggressively marketing space for new and renewal tenants through leasing incentives, as well as continuing to cooperate with existing tenants who need short-term rent reductions in order to retain occupancy of their space. Part of the leasing strategy includes targeting certain well-recognized retailers as a group that would become tenants at the shopping center. It is expected that the draw of this group of tenants would help the shopping center gain leasing momentum and aid in future leasing efforts.

Kohl's Department Store, a successful tenant occupying approximately 66,000 square feet of space at Southridge Mall, approached N/S Associates regarding an expansion of its tenant space and a reduction in its overall leasing costs. During the third quarter of 1995, N/S Associates and Kohl's entered into an amendment of its lease. Pursuant to the lease amendment, the term of Kohl's lease was extended from 2001 until 2015 and the tenant space was increased by approximately 19,000 square feet to approximately 85,000 square feet, exclusive of storage space. Kohl's is required to pay annual base rent of $9.25 per square foot, as well as one-half of its pro rata share for real estate taxes and a fixed amount for common area maintenance expense. Kohl's is also obligated to pay as additional rent a percentage of its gross receipts in excess of a minimum amount of annual sales determined after the tenant has occupied the entire leased space. N/S Associates was responsible for paying the costs of asbestos removal for the tenant space. Kohl's was obligated to pay other costs associated with the leased space, including tenant improvements and lease buy-out and relocation costs. The lease amendment also contains an operating covenant pursuant to which Kohl's is obligated to operate its retail store at Southridge Mall until 2005, subject to earlier termination under certain circumstances. Although the lease amendment reduces Kohl's overall rent, the expansion of its space and the extension of its lease term is expected to help stabilize the shopping center on a long-term basis by ensuring Kohl's continued occupancy and its contribution to customer traffic. As of December 31, 1997, occupancy of the portion of Southridge Mall owned by N/S Associates was approximately 97%, including temporary tenants under short-term leases.

For the year ended December 31, 1997, the Account recognized net unrealized depreciation on its investment in unconsolidated joint ventures of $169,246 primarily a result of a net decrease in the value of N/S Associates (comprised of a decrease in value of Northridge Mall off set by a slight increase in value at Southridge Mall). In addition, Monmouth Associates and 1225 Investment Corporation had a slight decrease in value due to a reduction of its current assets.

The Account paid asset management and mortality expense risk fees of $783,731 and $1,011,135 for the years ended December 31, 1997 and 1996, respectively.

Distributions from unconsolidated joint ventures increased from $2,358,370 in 1997 compared to $1,729,576 in 1996. The increase was primarily due to the Account's share of Monmouth Associates' distributions of $1,115,200. The increase was partially offset by decreased distributions from N/S Associates and 1225 Investment Corporation.

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

For the Year Ended December 31, 1996 Compared to the Year Ended
December 31, 1995-

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

Interest income for the year ended December 31, 1996 primarily represents income earned on the Account's investment in the participation in a mortgage loan (Riverpoint Shopping Center). Interest income also includes interest earned on short term investments. The borrower had notified the Lenders that it was experiencing financial difficulties and approached the Lenders regarding a loan modification. During the third quarter of 1996, the Lenders and Borrowers finalized a loan modification whereby they reached an agreement to defer payment of a portion of the scheduled debt service from September 15, 1995 to July 15, 1996. In conjunction with the loan modification agreement, the scheduled maturity date of the loan was accelerated to December 31, 1997. Finally, the Lenders agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. On December 24, 1996, the borrower repaid the lenders $27,400,000 (of which the Account's share was approximately $2,800,000) in full satisfaction of the loan as agreed upon.

For the year ended December 31, 1996, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $2,167,460, compared to $1,924,741 for the year ended December 31, 1995. However, after eliminating the effect of the recognition in the first quarter of 1995 of income attributable to certain lease termination fees received by N/S Associates, the equity in earnings of unconsolidated joint ventures showed an increase for 1996 of approximately 12.9 percent compared to the recorded equity increase in earnings for 1995. The increase is due primarily to (I) an increase in interest earned which is currently being paid from Monmouth Associates, (ii) an increase in rental income at 1225 Connecticut due to the property being 100 percent leased, and (iii) lower interest expense from N/S Associates in 1996 as a result of prepayment charges incurred in the first quarter of 1995 in connection with the repayment and refinancing of the mortgage loans on Northridge and Southridge Malls. The increase in earnings was partially offset by lower rental income achieved at Southridge and Northridge Malls due to lower occupancy.

For the year ended December 31, 1996, the Account recognized net unrealized depreciation of participation in mortgage loan of $147,608 as a result of lower effective rents achieved from the mortgage property upon releasing. The Account recognized net realized depreciation on its investment in wholly-owned real estate property of $2,146,691 primarily as a result of the sale of the West Springfield Terrace apartments, as discussed below. In addition, the Account recognized net unrealized depreciation on its investment in unconsolidated joint ventures of $1,206,750 primarily a result of (i) a decrease in the current assets of Monmouth Associates, which partially resulted from a $4,000,000 cash distribution paid in 1996 in which the Account's share was $278,800, (ii) a decrease in the estimated value of N/S Associates (Northridge Mall and Southridge Mall); and (iii) a decrease in the value of 1225 Connecticut. These decreases were a result of valuations of the properties which indicated the properties fair market values. In addition, the lower values at Northridge and Southridge can be attributable to the factors discussed above. Also, the decrease in value at 1225 Connecticut is partially due to 80% of the building being leased to one tenant. This increased the property's risk factor.

The Account paid asset management and mortality expense risk fees of $1,011,135 and $1,086,516 for the years ended December 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996 At December 31, 1997, the Account had cash of approximately $83,000 as compared to approximately $103,000 at December 31, 1996. The Account financed a portion of the contract terminations during 1996 through additional investments made by IDS Life Insurance Company (IDS Life). The Account had experienced net contract terminations in 6 consecutive quarters.

The liquidity requirements of the Account have generally been met by funds provided from the Account's short-term investments, cash distributions from unconsolidated joint ventures, operating cash flow, interest income, proceeds from sales of contracts and purchases of accumulation units by IDS Life, as discussed below. The primary uses of funds currently are expected to be for property operating expenses, asset management and mortality and expense risk fees and payments for contract terminations.

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

Through December 31, 1997, Monmouth Associates funded approximately $25,905,000 of the renovation loan for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan, is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest of approximately $1,300,000, is currently expected to be no greater than $29,100,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1997.

The renovation is nearing completion with tenant improvement work for one of the larger tenants and retainage work remaining. The occupancy of mall shops and outparcel space at the shopping center as of December 31, 1997 was approximately 85 percent. However, the mall shops and outparcel space are approximately 90 percent leased. Leasing and occupancy at the shopping center had been adversely affected by tenant bankruptcies occurring in 1996.

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

N/S Associates currently expects that it will incur approximately $1,710,000 in 1998 for tenant improvement, asbestos removal and other capital items at Northridge and Southridge Malls. Actual amounts expended in 1998 may vary depending on a number of factors, including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year. N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of tenant improvements, asbestos removal and other capital items generally will be provided out of cash flows from the properties. N/S Associates expended approximately $1,629,000 for tenant improvements, asbestos removal and other capital projects in 1997.

At December 31, 1997, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut), one land sale-leaseback investment (Monmouth Associates), and short-term investments represented 50.9 percent, 30.3 percent and 18.5 percent of total assets, respectively. At December 31, 1996, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 42.4 percent,
26.9 percent and 30.7 percent of total assets, respectively.

For the Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995 At December 31, 1996, the Account had cash of approximately $103,000 as compared to approximately $587,000 at December 31, 1995. The Account financed a portion of the contract terminations during 1996 and 1995 through additional investments made by IDS Life Insurance Company (IDS Life). The Account had experienced net contract terminations in 14 consecutive quarters with net sales (including accumulation units purchased by IDS Life) in six of the last seven quarters.

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

Through December 31, 1997, Monmouth Associates funded approximately $25,905,000 of the renovation loan for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan, is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest of approximately $1,300,000, is currently expected to be no greater than $29,100,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement of a department store tenant at Monmouth Mall.

The renovation is nearing completion with tenant improvement work and retainage work remaining. The occupancy of mall shops and outparcel space at the shopping center as of December 31, 1996 was approximately 83 percent. However, the mall shops and outparcel space are approximately 86 percent leased. Leasing and occupancy at the shopping center have been adversely affected by tenant bankruptcies occurring in 1995.

The Account had a loan outstanding in the principal amount of approximately $7,770,000, prior to its payoff in September 1996 as a result of the sale, secured by its wholly-owned real estate investment, West Springfield Terrace Apartments. The loan had an original term of seven years and bore interest at a rate of 9.5 percent per annum. The loan required monthly payments of principal and interest aggregating $824,000 per annum until November of 1996 when the remaining principal balance was due.

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

At December 31, 1996, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut) and mortgage loan and land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates) and short-term investments represented 42.4 percent, 26.9 percent and 30.7 percent of total assets, respectively.

Item 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                       IDS LIFE ACCOUNT RE
                                of
                    IDS LIFE INSURANCE COMPANY

                              Index


Independent Auditors' Report
Balance Sheets, December 31, 1997 and 1996
Statements of Operations, years ended December 31, 1997, 1996 and 1995 Statements of Changes in Contract Owners' Equity, years ended December 31, 1997, 1996 and 1995 Statements of Cash Flows, years ended December 31, 1997, 1996 and 1995 Notes to Financial Statements Participation in Mortgage Loan on Real Estate and Interest Earned on Participation in Mortgage - Schedule III Real Estate Owned and Rental Income - Schedule IV

Schedules not Filed:
All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in financial statements or the related notes.

N/S ASSOCIATES, MONMOUTH ASSOCIATES & 1225 INVESTMENT  CORPORATION
                   UNCONSOLIDATED JOINT VENTURES
                               of
                       IDS LIFE ACCOUNT RE

                              Index


Independent Auditors' Report
Combined Balance Sheets, December 31, 1997 and 1996 Combined Statements of Operations, years ended December 31, 1997,
 1996 and 1995
Combined  Statements of Partners'  Capital  Accounts,  years ended  December 31,
 1997, 1996 and 1995
Combined Statements of Cash Flows, years ended December 31, 1997,
 1996 and 1995
Notes to Combined Financial Statements
Participation in Mortgage Loan on Real Estate and Interest Earned
 on Participation in Mortgage - Schedule III
Combined Real Estate Owned and Rental Income - Schedule IV

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Life Account RE at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                    KPMG Peat Marwick LLP


Minneapolis, Minnesota
March 20, 1998

                                          IDS LIFE ACCOUNT RE
                                                         of
                                   IDS LIFE INSURANCE COMPANY

                                              BALANCE SHEETS

                                                                 December 31,        December 31,
                                                                     1997                1996

                                                              ------------------   ----------------
Assets:
   Cash                                                                  $82,887         $102,737
   Investments in securities, at value (Note 2)
       (identified cost of $5,282,201 and $10,254,310
       at December 31, 1997 and December 31, 1996,
       respectively)                                                   5,282,201       10,254,310
   Investments  in  unconsolidated  joint  ventures,
       at  fair  value  (cost  of $36,218,770  and
       $36,299,366 at December 31, 1997 and
       December 31, 1996, respectively)                               23,134,763       23,384,605
   Other assets                                                               --            4,277

                                                              ------------------   ----------------
          Total assets
                                                                    $28,499,851        $33,745,929
                                                              ==================   ================

Liabilities:
   Payable to IDS Life for:
       Operating expenses                                                 72,008            42,340
       Contract terminations                                              22,567             4,793
   Accrued mortality and expense risk fee                                 28,961            32,991
   Accrued asset management fee                                           36,200            41,239
   Liabilities related to wholly-owned
       real estate property (Note 5):
       Accounts payable and other liabilities                                --             79,090

                                                              ------------------   ----------------
          Total liabilities                                          $   159,736          $200,453
                                                              ==================   ================

Contract Owners' Equity:
   Net assets applicable to Variable Annuity
       contracts in accumulation period                              $28,340,115       $33,545,476
                                                              ==================   ================

Accumulation units outstanding                                        27,339,211        34,144,955
                                                              ==================   ================

Net asset value per accumulation unit                            $          1.04      $       0.98
                                                              ==================   ================


See accompanying notes to financial statements.

                                                            IDS LIFE ACCOUNT RE

                                                                            of
                                                     IDS LIFE INSURANCE COMPANY

                                                        STATEMENTS OF OPERATIONS

                                                                                                  For the years ended
                                                                    December 31,          December 31,         December 31,
                                                                        1997                  1996                 1995
                                                                  ------------------    ------------------   ------------------
Income:
    Interest income                                            $            467,504 $             385,026 $            264,581
    Account's equity in earnings of
          unconsolidated joint ventures                                   2,277,775             2,167,460            1,924,741
    Rental income                                                                --             1,887,995            2,379,439
    Realized loss on payoff of participation in mortgage loan                    --              (24,533)                   --
    Unrealized depreciation of participation
          in mortgage loan                                                       --             (147,608)             (27,817)
    Unrealized appreciation of investment in
          wholly-owned real estate property                                      --                    --              138,764
    Unrealized depreciation of investments
          in unconsolidated joint ventures                                (169,246)           (1,206,750)          (3,999,782)
    Realized loss on sale of wholly-owned
            real estate property                                                  --             (725,436)                 --
    Other income                                                             54,114                    --                  --
                                                                  ------------------    ------------------   ------------------
               Total income                                               2,630,147             2,336,154              679,926
                                                                  ------------------    ------------------   ------------------

Expenses:
    Asset management fee                                                    435,406               561,742              603,620
    Mortality and expense risk fee                                          348,325               449,393              482,896
    Professional services                                                    54,147                42,133               39,715
    Amortization of deferred organizational
          and borrowing costs                                                    --                19,602               25,851
    Salaries                                                                 52,055                17,562               28,218
    Revolving loan interest                                                      --                    --               94,124
    Other operating expenses                                                 22,009                17,823               27,884
    Operating expenses related to wholly-owned
     real estate property:
          Interest                                                               --               551,434              741,811
          Utilities                                                              --               139,334              153,416
          Repairs and maintenance                                                --               158,047              219,829
          Property and other taxes                                               --               160,633              186,440
          Salaries                                                               --               174,075              181,540
          Management fees                                                        --                89,712              118,983
          Other                                                                  --               108,155              154,120
                                                                  ------------------    ------------------   ------------------
               Total expenses                                               911,942             2,489,645            3,058,447
                                                                  ------------------    ------------------   ------------------

Net income (loss)                                              $          1,718,205 $           (153,491) $        (2,378,521)
                                                                  ==================    ==================   ==================
See accompanying notes to financial statements.

                               IDS LIFE ACCOUNT RE
                                       of
                           IDS LIFE INSURANCE COMPANY

                             STATEMENTS OF CHANGES IN CONTRACT OWNERS' EQUITY





                                                                             For the
                                              years ended

                                              ---------------------------------------------------------------
                                              December 31, 1997         December 31, 1996    December 31,1995
                                              ---------------------------------------------------------------

Net income (loss)                                $1,718,205            $ (153,491)          $(2,378,521)
Contract purchase proceeds                           17,038             2,049,160            24,922,267
Contract termination payments                    (6,940,604)           (4,256,658)          (22,631,012)
                                              ---------------------------------------------------------------
Decrease in net assets                           (5,205,361)           (2,360,989)              (87,266)

Contract owners' equity at
      beginning of year                          33,545,476            35,906,465            35,993,731
                                              ---------------------------------------------------------------

Contract owners' equity at end
      of year                                    28,340,115            33,545,476            35,906,465
                                              ===============================================================




Accumulation Unit Activity

  Units purchased with proceeds
      from sale of contracts                         17,026             2,063,252            23,170,080
  Units redeemed for contract
      terminations                               (6,822,770)           (4,272,226)          (21,054,331)
                                              ---------------------------------------------------------------

Net increase(decrease) in units                  (6,805,744)           (2,208,974)            2,115,749

Units outstanding at beginning
      of year                                    34,144,955            36,353,929            34,238,180
                                              ---------------------------------------------------------------

Units outstanding at end of year                 27,339,211            34,144,955            36,353,929
                                              ===============================================================

See accompanying notes to financial statements.

                                                          IDS LIFE ACCOUNT RE

                                                                     of
                                                     IDS LIFE INSURANCE COMPANY

                                                       STATEMENTS OF CASH FLOWS



                                                     For the  years ended

                                                                       December 31,      December 31,         December 31,

                                                                           1997               1996                  1995
                                                                      ---------------   ------------------   -------------------
Cash flows from operating activities:
    Net Income (loss)                                                  $ 1,718,205          $ (153,491)          $(2,378,521)
                                                                      ---------------   ------------------   -------------------
    Adjustments  to  reconcile  net income  (loss) to net cash used in operating activities:
          Account's equity in earnings of
            unconsolidated joint ventures                               (2,277,775)          (2,167,460)          (1,924,741)
          Change in accrued interest on
            participation in mortgage loan                                      --               (5,400)               5,400
          Amortization of organizational and borrowing costs                    --               19,602               25,851
          Change in cumulative discount amortization
          on short-term investments                                          9,879             (10,926)                   --
          Change in unrealized depreciation of investments
            in unconsolidated joint ventures                                169,246            1,206,750           3,999,782
          Change in unrealized depreciation (appreciation)
            of participation in mortgage loan                                    --              147,608              27,817
          Loss on participation of mortgage loan                                 --               24,533                  --
          Change in unrealized (appreciation)
            depreciation of investment in wholly-owned real estate property      --                   --            (138,764)
          Loss on sale of wholly-owned real estate property                      --              725,436                  --
          Change in other assets                                              4,277               38,858              (8,628)
          Change in payable to IDS Life for operating expenses               29,668              (34,279)             18,219
          Change in accrued mortality and expense risk fees                  (4,030)              (7,429)                284
          Change in accrued asset management fees                            (5,039)              (9,286)                354
          Change in payables and other liabilities related
            to wholly-owned real estate property                            (79,090)            (165,847)             32,740
          Change in payable to IDS Life for revolving
            loan interest                                                        --                   --              (9,224)
                                                                      ---------------   ------------------   -------------------
          Total adjustments to net income (loss)                         (2,152,864)            (237,840)          2,029,090
                                                                      ---------------   ------------------   -------------------
                    Net cash used in operating activities                  (434,659)            (391,331)           (349,431)
                                                                      ---------------   ------------------   -------------------

Cash flows from investing activities:
    Net sales (purchases) of short-term securities                        4,962,230         (10,243,384)                  --
    Sale of wholly owned property                                                --           15,574,443            (163,781)
    Distributions received from joint ventures                            2,358,371            1,726,577           1,504,514
                                                                      ---------------   ------------------   -------------------
Net cash provided by investing activities                                 7,320,601            7,057,636           1,340,733

Cash flows from financing activities:
    Proceeds from sales of contracts                                         17,038            2,349,160          24,627,492
    Payments for contract terminations                                   (6,922,830)          (4,523,183)        (22,369,833)
    Decrease in mortgage payable                                                 --           (7,770,339)            (81,940)
    Change in payable to IDS Life for revolving loan                             --                   --          (2,100,000)
    Contributions to Monmouth renovation-joint venture                           --                   --            (685,151)
    Payment for participation in Mortgage Loan                                   --            2,794,065                  --
                                                                      ---------------   ------------------   -------------------
Net cash used in financing activities                                    (6,905,792)          (7,150,297)           (609,432)
                                                                      ---------------   ------------------   -------------------
Net increase (decrease) in cash                                             (19,850)            (483,992)            381,870
Balance of cash at beginning of year                                        102,737              586,729             204,859
                                                                      ---------------   ------------------   -------------------
Balance of cash at end of year                                            $  82,887           $  102,737           $ 586,729
                                                                      ===============   ==================   ===================


Supplemental cash flow disclosure:
    Cash paid for mortgage and revolving
      loan interest                                                       $      --           $  551,434           $   835,935
                                                                      ===============   ==================   ===================

See accompanying notes to financial statements.

                   IDS LIFE ACCOUNT RE
                              of
                   IDS LIFE INSURANCE COMPANY

                       December 31, 1997

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

Investments in Real Property, Mortgage Loans and Land/Sale-Leasebacks

The Account initially values real estate related investments at their cost (including acquisition or mortgage placement fees and other acquisition or placement expenses) unless circumstances otherwise indicate that a different value should be used. Subsequently, the value of these investments will be periodically reviewed by JMB Annuity Advisers (the Investment Adviser). Additionally, at the time of purchase and once every two years thereafter, each real property investment and each real property underlying a participating mortgage loan or land sale-leaseback investment will be appraised by an independent appraiser or an existing appraisal will be updated. The relative weight to be given to a particular methodology or other relevant factors in determining the estimated asset value of a particular real property will depend upon an assessment of the existing and anticipated market conditions and property specific factors relevant to such real property. There is no assurance that the assumptions, estimates and methodologies used in valuing the Account's real estate related investments will in fact prove accurate or that such values would in fact be realized. Such estimates involve subjective judgments as the actual price of real estate can only be determined between independent third parties in sales transactions. In addition, any expenses that may be borne by the Account in connection with the disposition of a real estate related investment are not deducted in determining its estimated value.

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

3. Fees and Expenses

The Account pays a mortality and expense risk fee to IDS Life which is accrued daily and is equal, on an annual basis, to 1.00 percent of the average daily asset value, as defined, of the Account. The mortality risk is IDS Life's guarantee to make retirement payments according to the terms of the Contract, no matter how long annuitants live. The expense risk portion of the fee is paid to IDS Life for its guarantee that the various fees paid by the Account to IDS Life will not be increased in the future. For the years ended December 31, 1997, 1996 and 1995, the Account paid IDS Life a mortality and expense risk fee of $348,325, $449,393 and $482,896, respectively.

The Account also pays IDS Life an asset management fee equal, on an annual basis, to 1.25 percent of the average daily asset value, as defined, of the Account. A portion of this fee, equal to 0.95 percent of the average daily asset value, is paid by IDS Life to the Investment Adviser. The total fee may be adjusted upward to a maximum of 1.50 percent depending upon the performance of the Account's real property investments as measured against the The National Council of Real Estate Investment Fiduciaries (NCREIF) Property Index. The performance-related portion of the fee is calculated and recorded on an annual basis when the NCREIF Property Index is released each year for the preceding calendar year. Any performance fee adjustment will be paid to the Investment Adviser. There were no performance fees for the years 1997, 1996 or 1995. For the years ended December 31, 1997, 1996 and 1995, the Account paid total asset management fees of $435,406, $561,742 and $603,620, respectively.

IDS Life receives from the Account an acquisition and mortgage placement fee equal to 3.75 percent of the total cash to be paid or advanced by the Account (net of any borrowings in the case of real property investments) in connection with each real property investment, mortgage loan or land sale-leaseback investment made by the Account. A portion of this fee, equal to 3.50 percent, is paid to the Investment Adviser in consideration for its services in connection with the acquisition or placement of real estate related investments of the Account. No acquisition and mortgage placement fees were paid in 1997, 1996 or 1995.

The Account pays for all operational expenses incurred on its behalf. For the years ended December 31, 1997, 1996 and 1995, IDS Life was reimbursed $11,019, $35,385 and $56,102, respectively, for personnel-related expenses incurred in the administration of the Account.

The Account also pays custodian fees to American Express Trust Company, an affiliate of American Express Financial Corporation (AEFC).

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

Greendale, Wisconsin - Southridge Mall

The Account, through N/S Associates, owns an interest in an existing enclosed super regional shopping center in Greendale, Wisconsin, known as Southridge Mall. The mall shops and five adjacent department stores comprising the shopping center contain approximately 1,297,000 square feet of gross leasable area, of which N/S Associates owns approximately 449,000 square feet, including the space leased to one of the department stores. The remaining 860,000 square feet of gross leasable area are occupied by four other department stores, three of which own their own stores and a portion of the parking area. The fourth department store leases its space from an unaffiliated third party.

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

Monmouth Associates entered into an agreement whereby the land underlying the mall is leased back to the Borrower/Lessee under a long-term ground lease. The long-term ground lease, which has a term of 75 years, provides for monthly base rent aggregating $1,170,000 annually with minimum payments of $650,000. The long-term ground lease also provides for contingent rent, payable quarterly out of the excess, if any, of substantially all of the gross receipts from the shopping center received by the Borrower/Lessee over certain base amounts, equal to the sum of (x) a specified annual amount of $520,000 per annum, increased until paid at the "applicable rate" of interest payable under the first leasehold mortgage loan described below (such amount as so increased herein called the "rent shortfall amount"), plus (y) 15 percent of the balance of such excess gross receipts remaining after deducting the aggregate amount paid at such time of the rent shortfall amount under the long-term ground lease and the "interest shortfall amount" under the first leasehold mortgage loan as described below.

In addition, Monmouth Associates made a first leasehold participating mortgage loan in the original principal amount of $128,920,000 to the Borrower/Lessee which is secured by the leasehold real estate and the improvements thereon. The current loan amount is $127,670,000. The loan has a term of 15 years, which may be extended from time to time at the option of Monmouth Associates for up to an additional 20 years. The loan currently provides for monthly payments of base interest at a base rate of approximately 5.00 percent per annum for each loan year. The first leasehold mortgage also provides for quarterly payments of contingent interest, payable out of the excess, if any, of substantially all of the gross receipts from the shopping center received by the Borrower/Lessee over certain base amounts, equal to the sum of (x) the difference between the amount of interest payable on the loan at the "applicable rate" and that payable at the base rate described above, increased until paid at the applicable rate (such amount as so increased herein called the "interest shortfall amount"), plus (y) 45 percent of the balance of such excess gross receipts remaining after deducting the aggregate amount paid at such time of the rent shortfall amount under the ground lease and the interest shortfall amount under the first leasehold mortgage loan. The "applicable rate" under the loan currently is 8.97 percent per annum for each loan year thereafter. In addition, upon a joint sale or refinancing of the land and improvements or at maturity of the leasehold mortgage loan, Monmouth Associates is entitled to receive certain participations in the proceeds from such sale or refinancing after payment of its investment in the land and/or repayment of the principal amount of the leasehold mortgage loan. For financial reporting purposes, Monmouth Associates discontinued the accrual of contingent interest on the leasehold mortgage loan in April 1992 as a result of uncertainty as to the collectibility of such contingent interest in light of the previous decrease in the estimated value of Monmouth Mall. In addition, for financial reporting purposes, no contingent rent was accrued under the ground lease for 1997, 1996 or 1995. In 1995, Monmouth Associates wrote off the receivable balance of $3,576,000 primarily related to the accrued interest resulting from the difference between the accrual and pay rates ("contingent interest") recorded prior to 1992, due to the uncertainty as to the collectibility of these amounts.

Monmouth Associates is obligated to make certain additional loans to the Borrower/Lessee under certain circumstances to finance the cost of 60 percent of tenant improvements or other ordinary capital expenditures. In addition, in May 1994, Monmouth Associates made a loan to finance the cost of a renovation of the shopping center, which commenced during the third quarter of 1994. The renovation consists of, among other things, the addition of a food court and cinema and the re-merchandising of approximately 300,000 square feet of gross leasable area. The renovation loan from Monmouth Associates bears interest at a fixed interest rate of 10.5 percent per annum. In addition, Monmouth Associates' participation in certain levels of sale or refinancing proceeds from the property will be increased until Monmouth Associates has received aggregate payments equal to an internal rate of return of 11 percent per annum on its investments in the land and/or the first leasehold mortgage loan. The maximum amount of the renovation loan is $29,100,000, and the cost of the renovation is currently estimated to be $29,100,000, including accrued and deferred interest of approximately $1,300,000. As of December 31, 1997, Monmouth Associates had funded approximately $25,905,000, using its cash reserves, cash flow and additional capital contributions made pro rata based upon the respective interests of the joint venture partners in Monmouth Associates. The renovation loan requires monthly payments of interest only until maturity when the entire principal amount and any accrued and unpaid interest will be due. The renovation loan will mature contemporaneously with the first leasehold mortgage loan in October 2003, subject to acceleration or extension of the loan by Monmouth Associates under certain circumstances.

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

The property is being managed under an agreement pursuant to which the manager is obligated to manage 1225 Connecticut, collect all of the receipts from operations and, to the extent available from such receipts, pay all of the expenses of 1225 Connecticut. The manager is paid a fee equal to 2.5 percent of the gross revenues of 1225 Connecticut, plus reimbursement for certain direct expenses of the manager.
1225 Connecticut leases approximately 87 percent of the available space of the property to one tenant under leases, all with terms of 12 years. For the year ended December 31, 1997, such tenant represented approximately 74 percent of total revenues.

An unaffiliated third party leases and operates the entire parking garage (subject to certain parking rights provided for tenants of the property) for a term extending until November 2000. The lease provides for a fixed rent payment of $577,560 a year, provides that the lessee shall pay the operating expenses of the parking garage and does not provide such lessee with an option to extend the term of the lease.

Unconsolidated Joint Ventures - Summary Information

Summary information for the Account of its investments in Unconsolidated Joint Ventures as of and for the years ended December 31, 1997 and 1996 is as follows:

                                           As of and for           As of and for
                                           the year ended         the year ended
                                           Dec. 31, 1997           Dec. 31, 1996


Account's investment in Unconsolidated
    Joint Ventures                               $  23,134,763    $   23,384,605

Account's share of net investment income from
    Unconsolidated Joint Ventures                $   2,277,775    $    2,167,460

Net depreciation in
    Unconsolidated Joint Ventures                $   (169,246)     $ (1,206,750)

Total net investment income of Unconsolidated
    Joint Ventures                                $27,218,000      $  27,455,000

Total assets of Unconsolidated Joint Ventures    $336,828,000       $343,717,000

Total liabilities of Unconsolidated
   Joint Ventures                                 $50,215,000      $  52,691,000


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

The ten-year loan required periodic payments of interest only and bore basic interest at the rate of 8.84 percent per annum in the first loan year, 8.75 percent per annum during the second loan year, increasing 0.50 percent per annum in the fourth and 0.25 percent per annum in the seventh loan year to a maximum rate of 9.50 percent per annum, payable monthly in advance. The loan also provided for additional annual simple accrual of interest at the rate of 2.00 percent per annum payable upon prepayment or maturity. For financial reporting purposes, commencing in August of 1991, the Account suspended recognition of income related to the simple accrual interest receivable (deferred until maturity).The loan also provided for additional interest in an amount equal to a percentage of annual gross income from the underlying property (exclusive of tenant reimbursement of expenses) in excess of a base amount and, on sale or repayment of the loan, an amount equal to a percentage of the subsequent increase in the value of the underlying property in excess of a specified amount. Such amounts of additional interest payments made by the Borrower would have been used to offset, on a dollar-for-dollar basis, the amount of accrued interest payable. The loan was generally non-recourse to the Borrower and its partners.

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

6. Liquidity Arrangements with IDS Life

The Account has experienced substantial net contract terminations over the past several years, which have adversely affected its liquidity. In March 1994, the Account obtained a short-term revolving line of credit for up to $10 million from IDS Life to pay for contract surrenders and other obligations under the Contracts. On June 2, 1995, the line of credit was terminated and the Account repaid the outstanding balance under the line of credit with the proceeds from accumulation units purchased by IDS Life. As of December 31, 1997, IDS Life had cumulatively contributed $26,700,000 toward the purchase of accumulation units. IDS Life expects to continue to make additional payments into the Account for accumulation units in order to maintain the Account and its liquidity. As of December 31, 1997, IDS Life's portion of the Contract Owners' Equity was $25,877,976, which represents 91% of total Contract Owners' Equity.

Schedule III

                                               IDS LIFE ACCOUNT RE
                                                     of
                                          IDS LIFE INSURANCE COMPANY


                            Participation in Mortgage Loan on Real Estate and
                           Interest Earned on Participation in Mortgage


                                              December 31, 1997


Part 1 - Participation in Mortgage           Part 2 - Interest Earned on
         Loan on Real Estate at Close of Year          Participation in
Mortgage

Liens on Shopping Center:
                                  Principal unpaid           Amount of       Interest due
Riverpoint Center       Carrying           at close    mortgage being        & accrued at           Interest
Chicago, Illinois     Amount (A)         of period         foreclosed       end of period      Income Earned

       1997       $           --     $          --             $    --     $           --     $           --
                  ==============     =============             =======     ==============     ==============

       1996       $           --     $          --            $   --       $           --       $    256,843
                  ==============     ==============           ========     ==============       ============

       1995           $2,966,206         $2,875,853            $    --      $     (5,400)       $    264,581
                      ==========         ==========            =======      =============       ============




(A) - Reconciliation of the carrying value of the participation in the mortgage loan:

                                                          1997              1996           1995
                                                          ----              ----           ----

      Balance at the beginning of year...........       $   --        $2,966,206       $2,994,023

      Changes during year:
        Unrealized depreciation..................           --         (147,608)         (27,817)
        Loan repayment...........................           --       (2,794,065)               --
        Realized loss............................           --          (24,533)               --
                                                      --------          --------            -----

      Balance at end of year.....................           --                --        2,966,206
                                                       -------           -------        ---------


Schedule IV
                                           IDS LIFE ACCOUNT RE
                                                of
                                       IDS LIFE INSURANCE COMPANY

                                   Real Estate Owned and Rental Income

                                            December 31, 1997

                               Part 1 - Real Estate Owned at End of Year (A)
Apartment Complex:

West Springfield                           Amount at                                                             Amount at
Terrace Apartments                     which carried            Cost of                      Carrying value  which carried
Fairfax County,           Amount of     at beginning      improvements,        Unrealized    of real estate   at close of
Virginia               encumbrances    of period (A)              etc.      Appreciation                  sold period (B)

      1997           $           -- $             --         $       --       $        --$               --$            --
                     ============== ================         ==========       ============================================

      1996           $           --      $16,295,602           $136,544       $        --     $(16,432,146)$            --
                     ==============      ===========           ========       ===========     ============================

      1995               $7,770,339      $15,993,057           $163,781          $138,764$               --    $16,295,602
                         ==========      ===========           ========          ==========================    ===========



                                 Part 2 - Rental Income

                        Rents due    Total rental         Expended for
                      and accrued          income       interest taxes,       Net income
                        at end of      applicable          repairs, and       applicable
                           period       to period              expenses       to period

      1997                $    --  $           --         $          --       $       --
                          =======  ==============         =============       ==========

      1996                $    --      $1,760,141            $1,381,391         $378,750
                          =======      ==========            ==========         ========

      1995                 $4,016      $2,379,439            $1,756,139         $623,300
                           ======      ==========            ==========         ========


(A) Reconciliation of real estate owned:

                                                                 1997               1996          1995
                                                                 ----               ----          ----

      Balance at the beginning of period..........             $   --       $ 16,295,602       $15,993,057

      Additions (deductions) during the year:
        Improvements, etc.........................                 --            136,544           163,781
        Unrealized appreciation...................                 --                 --           138,764
        Carrying value of real estate sold........                 --       (16,432,146)                --
                                                                -----       ------------             -----

      Balance at end of year......................             $   --   $             --      $16,295,602
                                                               ======   ================      ===========

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of N/S Associates, Monmouth Associates and 1225 Investment Corporation, as of December 31, 1997 and 1996 and the results of their combined operations and combined cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                         KPMG PEAT MARWICK LLP

Chicago, Illinois
March 20, 1998

                       IDS LIFE ACCOUNT RE
                  OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

                     Combined Balance Sheets

                    December 31, 1997 and 1996


                                      Assets

                                                                  1997                  1996
                                                                  ----                  ----


Investments in real estate                                $323,264,000          $323,484,000
Cash and cash equivalents (note 1)                           9,459,000            14,603,000
Rents, interest, and other receivables                       2,219,000              2,966,000
Other assets                                                 1,886,000              2,664,000
                                                        --------------              ---------
                                                          $336,828,000          $343,717,000


                      Liabilities and Partners' Capital Accounts

Mortgage notes payable (note 3)                            $42,000,000          $ 42,000,000
Accounts payable and other accrued expenses                  8,215,000            10,691,000
                                                          ------------            ----------

         Total liabilities                                  50,215,000            52,691,000
                                                            ----------            ----------

Commitments and contingencies (notes 2 and 4)

Partners' capital accounts (notes 1 and 2): IDS Life Account RE:
  Capital contributions                                     32,856,000             32,856,000
  Cumulative net investment income                          18,228,000            15,951,000
  Cumulative share of net unrealized depreciation         (13,084,000)           (12,915,000)
  Cumulative cash distributions                           (14,865,000)           (12,507,000)
                                                          ------------           ------------
                                                           23,135,000             23,385,000

Venture partners:
  Capital contributions                                    379,954,000           379,954,000
  Cumulative net investment income                         216,261,000           191,319,000
  Cumulative share of net unrealized depreciation        (157,694,000)          (155,581,000)
  Cumulative cash distributions                          (175,043,000)          (148,051,000)
                                                         -------------          -------------
                                                           263,478,000           267,641,000

         Total partners' capital accounts                  286,613,000            291,026,000
                                                           -----------            -----------

                                                          $336,828,000           $343,717,000



                       See accompanying notes to combined financial statements.

                        IDS LIFE ACCOUNT RE
                   OF IDS LIFE INSURANCE COMPANY
 N/S Associates, Monmouth Associates and 1225 Investment Corporation
        Unconsolidated Joint Ventures of IDS Life Account RE

                  Combined Statements of Operations

             Years Ended December 31, 1997, 1996 and 1995



                                                        1997          1996            1995
                                                        ----          ----            ----

Investment income:
 Rental income                                    37,824,000    38,715,000        38,008,000
 Interest                                          9,890,000     9,827,000          7,685,000
                                                   ---------     ---------          ---------

                                                  47,714,000    48,542,000         45,693,000

Investment expenses:
 Mortgage and other interest                       3,412,000     3,412,000         4,250,000
 Real estate taxes                                 5,919,000     6,639,000          7,401,000
 Property operating expenses                      11,026,000    10,934,000         13,789,000
 General and administrative                          139,000       102,000            183,000
                                                     -------       -------            -------

                                                  20,496,000    21,087,000         25,623,000
                                                  ----------    ----------         ----------

    Net investment income                         27,218,000    27,455,000         20,070,000
                                                  ==========    ==========         ==========

Unrealized depreciation on investments
 in real estate (note 1)                         (2,282,000)   (8,650,000)       (65,938,000)
                                                 ===========   ===========       ============






                       See accompanying notes to combined financial statements.

                       IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
       Unconsolidated Joint Ventures of IDS Life Account RE

        Combined Statements of Partners' Capital Accounts

          Years Ended December 31, 1997, 1996 and 1995


                                                    Combined         IDS Life          Venture
                                                       Total       Account RE         Partners

Balance at December 31, 1994                     345,159,000       27,045,000     318,114,000

Net investment income                             20,070,000        1,925,000      18,145,000
Cash contributions                                 9,830,000          685,000        9,145,000
Net unrealized depreciation on investments
  in real estate                                (65,938,000)      (4,000,000)     (61,938,000)
Cash distributions and dividends                (17,500,000)      (1,505,000)     (15,995,000)
                                                ------------      -----------     ------------

Balance at December 31, 1995                    $291,621,000       24,150,000     267,471,000

Net investment income                             27,455,000        2,168,000       25,287,000
Net unrealized depreciation on investments
   in real estate                                (8,650,000)      (1,207,000)      (7,443,000)
Cash distributions and dividends                (19,400,000)      (1,726,000)     (17,674,000)
                                                ------------      -----------     ------------

Balance at December 31, 1996                    $291,026,000       23,385,000      267,641,000
                                                ------------       ----------      -----------

Net investment income                             27,218,000        2,277,000       24,941,000
Net unrealized depreciation on investments
   in real estate                                (2,282,000)        (169,000)      (2,113,000)
Cash distributions and dividends                (29,349,000)      (2,358,000)     (26,991,000)

Balance at December 31, 1997                    $286,613,000      $23,135,000     $263,478,000
                                                ------------      -----------     ------------

See accompanying notes to combined financial statements.

                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
       Unconsolidated Joint Ventures of IDS Life Account RE

               Combined Statements of Cash Flows

          Years Ended December 31, 1997, 1996 and 1995

                                                            1997              1996            1995
                                                            ----              ----            ----


Cash flows from operating activities:
 Net increase (decrease) in net assets resulting
 from operations                                      $24,937,000          $18,805,000       $(45,868,000)
 Provision for uncollectible accrued interest                  --                  --            3,576,000
 Unrealized loss on investments                         2,282,000            8,650,000          65,938,000
Adjustments to reconcile net investment income to net cash provided by operating activities represented by changes in:
  Rents, interest and other receivables                   747,000            (212,000)             135,000
  Other assets                                            778,000            (253,000)        (2,129,000)
  Accounts payable and accrued expenses                 (391,000)            (802,000)         (1,713,000)
                                                        ---------            ---------         -----------

     Net cash provided by operations                   28,353,000           26,188,000         19,939,000
                                                       ----------           ----------         ----------

Cash flows from investing activities:
  Net (purchases) sales of short-term investments              --                   --           7,589,000
  Additions to investments in real estate, net of
  related accounts payable and accrued expenses       (4,147,000)          (5,093,000)        (16,748,000)
                                                      -----------          -----------        ------------

     Net cash provided by (used in)
      investing activities                            (4,147,000)          (5,093,000)         (9,159,000)
                                                      -----------          -----------         -----------

Cash flows from financing activities:
 Principal payments on mortgages payable                       --                   --        (30,929,000)
 Cash distributions to partners                      (25,000,000)         (14,250,000)        (13,000,000)
 Cash contributions                                            --                   --           9,830,000
 Proceeds from mortgage note payable                           --                   --         35,000,000
 Cash dividends paid to shareholders                  (4,350,000)          (5,150,000)         (4,500,000)
                                                      -----------          -----------         -----------

     Net cash used in financing activities           (29,350,000)         (19,400,000)         (3,599,000)
                                                     ------------         ------------         -----------
     Net increase in cash and cash
       equivalents                                    (5,144,000)            1,695,000           7,181,000
     Cash and cash equivalents beginning
       of year1                                        14,603,000           12,908,000          5,727,000
                                                       ----------           ----------          ---------
     Cash and cash equivalents end
       of year                                          9,459,000           14,603,000          12,908,000
                                                        =========           ==========          ==========

Supplemental disclosure of cash flow information:
 Cash paid for mortgage and other interest              3,412,000            3,412,000          3,759,000
                                                        =========            =========          =========
 Non-cash investing and financing activities:
  Unrealized depreciation on
    investments in real estate                        (2,282,000)          (8,650,000)        (65,938,000)
                                                      ===========          ===========        ============

                       See accompanying notes to combined financial statements.

                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
       Unconsolidated Joint Ventures of IDS Life Account RE

              Notes to Combined Financial Statements

           Years ended December 31, 1997, 1996, and 1995


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

The ventures have implemented Statement of Accounting Standards No. 95 "Statement of Cash Flows" which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The ventures records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the ventures' policy is to consider all such amounts held with original maturities of three months or less ($0 and $12,084,000 at December 31, 1997 and 1996, respectively) as cash equivalents with any remaining amounts reflected as short-term investments.

Investments in real estate are stated at estimated market value. A description of the valuation process is contained in Note 2 of Notes to Financial Statements of the Account. Such note is incorporated herein by reference.

Market values have been estimated by the Investment Adviser. Such market values involve subjective judgments and the actual values can only be determined by negotiations with independent third parties.

No provision for State or Federal income taxes has been made for N/S Associates or Monmouth Associates as the liability for such taxes, if any, is expected to be that of the venture partners rather than the venture. 1225 Investment Corporation has elected and qualifies to be treated as a real estate investment trust for Federal income tax purposes. The Corporation had no Federal income tax liabilities for taxable years ended December 31, 1997, 1996 and 1995.

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


(2)                 Venture Agreements

A description of the venture agreements are contained in Note 4 of Notes to Financial Statements of the Account for the year ended December 31, 1997. Such note is incorporated herein by reference.

                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

       Notes to Combined Financial Statements - (Continued)

(3)                 Mortgage Notes Payable

(a) Mortgage notes payable consist of the following at December 31, 1997 and 1996:


                                                                            1997       1996
8.35% mortgage note, secured by Southridge Mall; payable in monthly installments of $244,000 (interest only) until
 maturity on February 1, 2002 (see 3 (b) below)                       35,000,000    35,000,000

6.98% mortgage note, due February 1, 2001, secured by 1225
Connecticut Avenue; interest only, payable monthly                     7,000,000      7,000,000
                                                                       ---------      ---------

           Total mortgage notes payable                               42,000,000     42,000,000
                                                                      ----------    -----------


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

    Five year maturities of mortgage notes payable are as follows:

            1998 . . . . . . . . . .            $      --
            1999 . . . . . . . . . .                   --
            2000 . . . . . . . . . .                   --
            2001 . . . . . . . . . .            7,000,000
            2002 . . . . . . . . . .           35,000,000
            Thereafter. . . . . . .            $       --

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

           Notes to Combined Financial Statements - (Continued)

                    Minimum lease payments to be received in the future under the above operating lease agreements, are as follows:
                    1998 . . . . . . . . . .        $20,406,724
                    1999 . . . . . . . . . .         18,824,571
                    2000 . . . . . . . . . .         17,086,220
                    2001 . . . . . . . . . .         14,761,601
                    2002 . . . . . . . . . .         13,683,666
                    Thereafter . . . . . . .         59,720,462
                                                   $144,483,244

Contingent rent (based on sales by property tenants) from the retail investments included in rental income is $748,000, $578,000 and $1,058,000 in 1997, 1996 and 1995, respectively.

Monmouth Associates entered into an agreement whereby the land underlying the Monmouth shopping center is leased under a long-term ground lease. The long-term ground lease, which has a term of 75 years, provides for accrual of annual base rent of $1,170,000 with minimum payments of $650,000 per annum. However, in April 1992, Monmouth Associates put these loans on non-accural, based on the uncertainty as to the collectibility of such contingent interest.

(5)                 Related Party Transactions

N/S Associates has entered into a management agreement with Urban Retail Properties Company, (the "Retail Manager"). The Retail Manager is entitled to receive a fee of 3.75% of gross receipts from the operations of the Malls. Management fees earned by the Retail Manager are included in property operating expenses and aggregated approximately $1,057,000 and $1,132,000 for the periods ended December 31, 1997 and 1996, respectively.

1225 Investment Corporation had entered into a management agreement with JMB Properties Company. During December 1994, JMB Properties Company assigned the management agreement to Heitman Washington D.C. Properties, Ltd. ("Office
Manager"). The Office Manager is entitled to receive a fee of 2.5% of gross receipts from the operations of the Property. Management fees earned by the Office Manager are included in property operating expenses and aggregated approximately $197,000 and $188,000 for the years ended December 31, 1997 and 1996, respectively.

                      IDS LIFE ACCOUNT RE
                 OF IDS LIFE INSURANCE COMPANY
N/S Associates, Monmouth Associates and 1225 Investment Corporation
      Unconsolidated Joint Ventures of IDS Life Account RE

       Notes to Combined Financial Statements - (Continued)

(6)                 Subsequent Events

         (a)  N/S Associates

              In February 1998, the Investment Adviser authorized and paid a cash distribution to the partners aggregating $4,000,000. Each partner received its proportionate share based on its respective ownership percentage.

         (b)  1225 Investment Corporation

              In February 1998, 1225 Investment Corporation paid a dividend of $1,100,000 ($19.95 per share) to the shareholders of record as of December 31, 1997.

         (c)  Monmouth Associates

              In February 1998, the Investment Advisor authorized and paid a cash distribution to the partners aggregating $2,500,000. Each partner received its proportionate share based on its respective ownership percentage.

Schedule III

                             IDS LIFE ACCOUNT RE of
                           IDS LIFE INSURANCE COMPANY
                               Monmouth Associates
                Unconsolidated Joint Venture of IDS Life Account RE
                 Participation in Mortgage Loan on Real Estate and
                   Interest Earned on Participation in Mortgage

                               December 31, 1997


Part   1 -Participation in Mortgage
Part   2 - Interest Earned on
Loan on Real Estate at Close of Year on Participation in
Mortgage

Liens on Shopping Center:

                            Principal unpaid        Amount of   Interest due
  Monmouth Mall                   Carrying        at close   mortgage being   & accrued at          Interest
Eatontown, New Jersey           Amount (A)       of period       foreclosed  end of period     Income Earned

       1997               $    109,556,000   $ 160,033,000           $   --   $    785,000      $  9,354,000

       1996                  $ 109,556,000   $ 160,033,000           $   --   $    772,000      $  9,159,000

       1995                  $ 108,000,000   $ 158,373,000           $   --   $    742,000      $  6,994,000




(A) - Reconciliation of the carrying value of the participation in the mortgage loan:

                                                      1997                  1996             1995
                                                      ----                  ----             ----

      Balance at the beginning of year...........$109,556,000      $ 108,000,000      $ 119,154,000

      Changes during year:
        Additional fundings......................       --             1,556,000         17,317,000
        Unrealized depreciation..................        --                   --       (28,471,000)
                                                 ----------              -------       ------------

      Balance at end of year.....................$109,556,000      $ 109,556,000      $ 108,000,000
                                                 ============      =============      =============

Schedule IV
                       IDS LIFE ACCOUNT RE of
                     IDS LIFE INSURANCE COMPANY
 N/S Associates, Monmouth Associates and 1225 Investment Corporation
        Unconsolidated Joint Ventures of IDS Life Account RE

            Combined Real Estate Owned and Rental Income

                         December 31, 1997

                               Part 1 - Real Estate Owned at End of Year (C)

                                                                                                  Amount at
                                                                 Cost of                      which carried
                            Amount of                       improvements,       Unrealized    at close of

                          encumbrances     Initial Cost              etc.     Depreciation    period (A)
Retail properties:
Northridge Mall,
 Milwaukee, WI             $        --     $108,107,000      $ 16,242,000    $(87,149,000)     $ 37,200,000
Southridge Mall,
 Greendale, WI            $ 35,000,000     $115,401,000      $ 17,483,000    $(21,884,000)     $111,000,000
Office Building:
 1225 Connecticut Ave.,
  Washington, D.C.        $  7,000,000     $ 54,775,000      $  8,146,000   $ (10,413,000)     $ 52,508,000
Ground Lease:
 Monmouth Mall,
  Eatontown, NJ            $        --     $ 13,000,000       $        --      $        --     $ 13,000,000
                           -----------     ------------       -----------      -----------     ------------
                          $ 42,000,000     $291,283,000      $ 41,871,000   $(119,446,000)     $213,708,000
                          ============     ============      ============   ==============     ============

                                 Part 2 - Rental Income
                                      Rents due
                                    and accrued
                                      at end of
                                         period
Retail Properties:
 Northridge Mall,
  Milwaukee, WI                      $   74,000
 Southridge Mall,
  Greendale, WI                      $  185,000
 Office Building:
  1225 Connecticut Ave.,
   Washington, D.C.                  $       --

                                     $  259,000

(A) Reconciliation of real estate owned:

                                                       1997              1996            1995
                                                       -----             ----            ----
      Balance at the beginning of period..........$213,928,000   $220,270,000    $254,500,000

      Additions (deductions), including
        unrealized depreciation................... (220,000)      (6,342,000)    (34,230,000)
                                                   ---------      -----------    ------------

      Balance at end of year......................$213,708,000   $213,928,000   $220,270,000
                                                  ============   ============   ============

(B) - Reconciliation for depreciation is not applicable as real estate owned is stated at estimated market value.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Account has no directors or officers. The directors and principal executive officers of IDS Life Insurance Company are listed below.

David R. Hubers, born in 1943: Director since September 1989; president and chief executive officer, AEFC, since August 1993, and director since January 1984. Senior vice president, Finance and chief financial officer, AEFC, from January 1984 to August 1993.

Richard W. Kling, born in 1940: Director since February 1984; president since March 1994; Executive vice president, Marketing and Products, from January 1988 to March 1994. Senior vice president, AEFC, since May 1994. Director of IDS Life Series Fund, Inc. and chairman of the board of managers and president of IDS Life Variable Annuity Funds A & B.

Paul F. Kolkman, born in 1946: Director since May 1984; executive vice president since March 1994; vice president, Finance, from May 1984 to March 1994; vice president, AEFC, since January 1987.

James A. Mitchell, born in 1941: Chairman of the Board since March 1994; director since July 1984; chief executive officer since November 1986; president from July 1984 to March 1994; executive vice president, AEFC, since March 1994; director, AEFC, since July 1984; senior vice president, AEFC, from July 1984 to March 1994.

Barry J. Murphy, born in 1951: Director and executive vice president, Client Service since March 1994; senior vice president, AEFC, since May 1994; senior vice president, Travel Related Services (TRS) a subsidiary of American Express Company, from July 1992 to April 1994; vice president, TRS, from November 1989 to July 1992.

Stuart A. Sedlacek, born in 1957: Director and executive vice president, Assured Assets since March 1994; vice president, AEFC, since September 1988.

Jeffrey S. Horton, born in 1961: Vice president and treasurer since December 1997; vice president and corporate treasurer, AEFC, since December 1997; controller, American Express Technologies - Financial Services, AEFC, from July 1997 to December 1997; controller, Risk Management Products, AEFC, from May 1994 to July 1997; director of finance and analysis, Corporate Treasury, AEFC, from June 1990 to May 1994.

William A. Stoltzmann, born in 1948: Vice President, general counsel and secretary since 1989; vice president and assistant general counsel, AEFC, since November 1985. Vice president, general counsel and secretary, American Enterprise Life Insurance Company, American Partners Life Insurance Company.

The directors and executive officers of JMB Realty Corporation (JMB), the managing partner of the Investment Adviser, are listed below. Many of such persons are also officers and/or directors of numerous affiliated companies of JMB and/or partners of certain partnerships (herein collectively referred to as the Associate Partnerships) which are partners, directly or indirectly, in publicly offered real estate limited partnerships sponsored by JMB.

Judd D. Malkin, 60, Chairman and Director of JMB, is a director of Urban Shopping Centers, Inc., an affiliate of JMB engaged in the business of owning, managing and developing shopping centers, an officer and/or director of various other JMB affiliates and a partner of the Associate Partnerships. Mr. Malkin has been associated with JMB since October 1969. He is a Certified Public Accountant.

Neil G. Bluhm, 60, President and Director of JMB, is a principal of Walton Street Real Estate Fund I, L.P., a director of Urban Shopping Centers, Inc., an affiliate of JMB engaged in the business of owning, managing and developing shopping centers, an officer and/or director of various other JMB affiliates and a partner of the Associate Partnerships. Mr. Bluhm has been associated with JMB since August 1970. He is a member of the Bar of the State of Illinois and is a Certified Public Accountant.

Burton E. Glazov, 59, Director of JMB, was until December 1990 also Executive Vice President of JMB. Mr. Glazov has been associated with JMB since June 1971. He is a member of the Bar of the State of Illinois and is a Certified Public Accountant.

Stuart C. Nathan, 56, Executive Vice President and Director of JMB, is an officer and/or director of various JMB affiliates and a partner of the Associate Partnerships. Mr. Nathan has been associated with JMB since July 1972. He is a member of the Bar of the State of Illinois.

John G. Schreiber, 51, Director of JMB, is also a director of Urban Shopping Centers, Inc., an affiliate of JMB engaged in the business of owning, managing and developing shopping centers, and was, until December 1990, Executive Vice President of JMB. Mr. Schreiber has been associated with JMB since December 1970. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P. , an affiliate of the Blackstone Group, L.P. Mr. Schreiber also serves as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a master's degree in business administration from the Harvard University Graduate School of Business.

A. Lee Sacks, 64, Director of JMB, is President and Director of JMB Insurance Agency, Inc. and a partner of various Associate Partnerships. Mr. Sacks has been associated with JMB since December 1972.

H. Rigel Barber, 49, Chief Executive Officer and Executive Vice President of JMB, is an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Barber has been associated with JMB since March 1982. He holds a law degree from the Northwestern University Law School and is a member of the Bar of the State of Illinois.

Gary Nickele, 45, Executive Vice President and General Counsel of JMB, is an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February 1984. He holds a law degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

Glenn E. Emig, age 50, Executive Vice President and Chief Operating Officer of JMB, is an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Emig has been associated with JMB since December 1979. He holds a master's degree in business administration from the Harvard University Graduate School of Business.

Item 11. EXECUTIVE COMPENSATION

Not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT

IDS Life has purchased and expects to continue to purchase accumulation units in order to maintain the Account's liquidity. By purchasing accumulation units, IDS Life has an ownership interest in the Account and participates in the increase or decrease in value of the Account's investments just as other owners of accumulation units do. As of March 19, 1998, IDS Life owned 26,700,000 accumulation units.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Account incurred asset management fees for the year ended December 31, 1997 of $435,406 of which $330,908 was paid to the Investment Adviser and the remainder to IDS Life. Asset management fees incurred for the year ended December 31, 1996 were $561,742, of which $426,924 was paid to the Investment Adviser and the remainder to IDS Life.

For the years ended December 31, 1997 and 1996, IDS Life was paid or reimbursed $348,325 and $449,393, respectively, for mortality and expense risk fee and $76,733 and $35,385, respectively, for personnel-related expenses incurred in the administration of the Account.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

   (A.1) See Item 8 for required financial statements.

   (A.2) See Item 8 for required financial statements schedules.

   (B) Report on Form 8-K.

         No reports on Form 8-K were required by the Registrant during the year ended December 31, 1997.

       No annual report for the fiscal year 1996 or proxy material for the current year has been distributed to the contract owners as of March 31, 1997. An annual report for the period ending December 31, 1997 will be distributed to contract owners subsequent to this filing, and copies of such annual report will be furnished to the Securities and Exchange Commission at such time.

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

        IDS LIFE ACCOUNT RE of IDS LIFE INSURANCE COMPANY


                                           Registrant

     March 27, 1998       By   /S/ James A. Mitchell
         Date                  James A. Mitchell, Chairman of the
                                   Board and Chief Executive Officer

     March 27, 1998       By   /S/ Jeffrey S. Horton
         Date                  Jeffrey S. Horton, Vice
                            President and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     March 27, 1998       By   /S/ David R. Hubers
             Date                  David R. Hubers, Director


     March 27, 1998       By   /S/ Richard W. Kling
             Date                  Richard W. Kling, President


     March 27, 1998       By   /S/ Paul F. Kolkman
         Date                     Paul F. Kolkman, Executive
                                     Vice President

    March 27, 1998       By   /S/ Pamela J. Moret
         Date                     Pamela J. Moret, Executive
                                     Vice President, Variable Assets

     March 27, 1998       By   /S/ James A. Mitchell
              Date                  James A. Mitchell, Chairman of the
                                       Board and Chief Executive Officer


     March 27, 1998       By   /S/ Jeffrey S. Horton
             Date                  Jeffrey S. Horton, Vice
                                            President and Treasurer