Form 10-K/A
period 1997-12-31
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1998-04-24
CIK 812563

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

7.  Year 2000 Issue (Unaudited)

The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in the failure of major systems or miscalculations, which could have a material impact on the operations of the Account. The Account has no computer systems of its own but is dependent upon the systems maintained by AEFC and certain other third parties.

A comprehensive review of AEFC's computer systems and business processes has been conducted to identify the major systems that could be affected by the Year 2000 issue. Steps are being taken to resolve any potential problems including modification to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. AEFC's goal is to complete internal remediation and testing of each system by the end of 1998 and to continue compliance efforts through 1999.

The Year 2000 readiness of unaffiliated investment managers and other third parties whose system failures could have an impact on the Account's operations is currently being evaluated. The potential materiality of any such impact is not known at this time.

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