Form 10-Q
period 1998-03-31
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1998-05-15
CIK 812563

                                         SECURITIES AND EXCHANGE COMMISSION

                                                WASHINGTON, D.C.  20549

                                                       FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998




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
                                   IDS LIFE INSURANCE COMPANY

                                 BALANCE SHEETS

                                                                  March 31,          December 31,
                                                                     1998               1997


                                                              ------------------   ----------------
Assets:
   Cash                                                                 $70,633            $82,887
   Investments in securities, at value (Note 1)
       (identified cost of $5,481,622 and $5,282,201
       at March 31, 1998 and December 31, 1997,
       respectively)                                                  5,481,622          5,282,201
   Investments  in  unconsolidated  joint  ventures,  at  fair  value  (cost  of
       $36,175,066  and  $36,218,770  at March 31, 1998 and  December  31, 1997,
       respectively)                                                 23,091,060         23,134,763

                                                              ------------------   ----------------
          Total assets                                              $28,643,315        $28,499,851
                                                              ==================   ================

Liabilities:
   Payable to IDS Life for:
       Operating expenses                                                92,187             72,008
       Contract terminations                                                 --             22,567
   Accrued mortality and expense risk fee                                27,776             28,961
   Accrued asset management fee                                          34,720             36,200

                                                              ------------------   ----------------
          Total liabilities                                            $154,683           $159,736
                                                              ==================   ================

Contract Owners' Equity:
   Net assets applicable to Variable Annuity
       contracts in accumulation period                             $28,488,632        $28,340,115
                                                              ==================   ================

Accumulation units outstanding                                       27,038,343         27,339,211
                                                              ==================   ================

Net asset value per accumulation unit                                     $1.05              $1.04
                                                              ==================   ================


See accompanying notes to financial statements.

                                                           IDS LIFE ACCOUNT RE
                                                                       of
                                                     IDS LIFE INSURANCE COMPANY

                                                     STATEMENTS OF OPERATIONS
                                                           (unaudited)




                                                             For the three months ended

                                                            --------------------   ----------------------
                                                                 March 31,               March 31,
                                                                    1998                    1997
                                                            --------------------   ----------------------
Income:
    Interest income                                                   $  73,239            $     138,137
    Account's equity in earnings of
          unconsolidated joint ventures                                 546,976                  598,261
    Other income                                                              --                  54,266

                                                            --------------------   ----------------------
               Total income
                                                                        620,215                  790,664

                                                            --------------------   ----------------------

Expenses:
    Asset management fee                                                 97,461                  113,414
    Mortality and expense risk fee                                       77,969                   90,732
    Other operating expenses                                             29,196                   23,629

                                                            --------------------   ----------------------
               Total expenses                                           204,626                  227,775

                                                            --------------------   ----------------------

Net income                                                            $ 415,589                $ 562,889

                                                            ====================   ======================
See accompanying notes to financial statements.

                                                             IDS LIFE ACCOUNT RE

                                   of
                                                      IDS LIFE INSURANCE COMPANY

                                                      STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                                For the three months ended

                                                                      ---------------------    ---------------------
                                                                            March 31,                March 31,
                                                                              1998                     1997

                                                                      ---------------------    ---------------------
Cash flows from operating activities:
    Net Income                                                                   415,589                  562,889

    Adjustments   to  reconcile  net  income  to  net  cash  used  in  operating activities:
          Account's equity in earnings of unconsolidated
            joint ventures                                                       (546,976)                (598,261)
          Change in other assets                                                       --                    4,277
          Change in payable to IDS Life for operating expenses                     20,179                   16,851
          Change in accrued mortality and expense risk fee                         (1,185)                  32,505
          Change in accrued asset management fee                                   (1,480)                  40,632
          Change in payables and other liabilities related
            to wholly-owned real estate property                                       --                  (79,090)

                                                                      ---------------------    ---------------------
          Total adjustments to net income                                        (529,462)                (583,086)

                                                                      ---------------------    ---------------------
          Net cash used in operating activities                                  (113,873)                 (20,197)

                                                                      ---------------------    ---------------------

Cash flows from investing activities:
    Net sales (purchases) of short-term securities                               (199,421)                (339,382)
    Distributions received from joint ventures                                    590,680                  874,920

                                                                      ---------------------    ---------------------
          Net cash provided by investing activities                               391,259                  535,538

                                                                      ---------------------    ---------------------
Cash flows from financing activities:
    Proceeds from sales of contracts                                                2,402                    8,426
    Payments for contract terminations                                           (292,042)                (460,310)

                                                                      ---------------------    ---------------------
          Net cash used in financing activities                                  (289,640)                (451,884)

                                                                      ---------------------    ---------------------
Net increase in cash                                                              (12,254)                   63,457
Balance of cash at beginning of year                                               82,887                   23,647

                                                                      ---------------------    ---------------------
Balance of cash at end of period                                                   70,633                   87,104





See accompanying notes to financial statements.

                                                     IDS LIFE ACCOUNT RE
                                       of
                                                     IDS LIFE INSURANCE COMPANY

                                                          March 31, 1998

                                                   NOTES TO FINANCIAL STATEMENTS
                                                     (unaudited)

1.       GENERAL

         In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of March 31, 1998 and December 31, 1997; statements of operations for the three months ended March 31, 1998 and 1997; and the statements of cash flows for the three months ended March 31, 1998 and 1997. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1997 and the notes thereto contained in the Account's prospectus dated April 30, 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.


2.       INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

         Unconsolidated Joint Ventures - Summary Information

         Summary   information   for  the   Account   of  its   investments   in
unconsolidated joint ventures for the three months ended March 31, 1998 and 1997 is as follows:

                                             For the three months ended
                                                              March  31
                                                    1998          1997

      Account's share of net
       investment income from
       unconsolidated joint ventures        $        546,976           $ 598,261

      Total net investment income of
       unconsolidated joint ventures        $    6,671,524         $ 7,276,612

      Total income of unconsolidated
       joint ventures                $            12,093,000        $ 11,293,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations

For the Three Months Ended March 31, 1998 Compared to the
Three Months Ended March 31, 1997 -

Net assets increased from $28,499,851 at December 31, 1997 to $28,643,315 at March 31, 1998. During this same time period, the accumulation unit value increased from $1.04 to $1.05. The Account experienced net terminations amounting to $289,640 for the three months ended March 31, 1998 compared to net terminations of $451,884 for the three months ended March 31, 1997. The net terminations for the three months ended March 31, 1997 included approximately $1,100,000 for accumulation units purchased by IDS Life, which have been used to pay for contract surrenders, as discussed more fully below. In the three months endeded March 31, 1998, IDS Life had not purchased any accumulation units.

Recorded net income for the three months ended March 31, 1998 was $415,589 compared to $562,889 for the three months ended March 31, 1997.

Interest income represents income earned in 1998 on the Account's investment in short-term securities. Interest generated from short-term investments was $73,239 for the three months ended March 31, 1998. Interest income for the three months ended March 31, 1997 was $138,137.

For the three months ended March 31, 1998, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $546,976 compared to $598,261 for the three months ended March 31, 1997. The decrease is due primarily to lower rental income achieved at Northridge Mall due to lower effective rents.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over a three-year period. Compounding the problem of declining sales are the high operating costs for tenants at the mall. Occupancy has also been affected by tenant bankruptcies over the past years. As of March 31, 1998, occupancy of the mall shops was approximately 68%, including temporary tenants under short term leases.

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

As of March 31, 1998, occupancy of Southridge Mall which is owned by N/S Associates was approximately 94 %, including temporary tenants under short-term leases.

The Account paid asset management and mortality expense risk fees of $175,430 and $204,146 for the three months ended March 31, 1998 and 1997, respectively.

Liquidity and Capital Resources

For the Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997 -

At March 31, 1998, the Account had cash of approximately $71,000 as compared to approximately $83,000 at December 31, 1997.

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

Through March 31, 1997, Monmouth Associates had funded approximately $25,905,000 of the renovation loan for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest of approximately $1,300,000, is currently expected to be approximately $29,100,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1998.

The renovation is nearing completion with tenant improvement work for one of the larger tenants and retainage work remaining. The occupancy of mall shops and outparcel space at the shopping center as of March 31, 1998 was approximately 85%. However, the mall shops and outparcel space are approximately 91% leased. Leasing and occupancy at the shopping center have been adversely affected by tenant bankruptcies occurring over the past several years.

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

In the first quarter of 1998, N/S Associates has selected a third-party broker and has started marketing the Northridge and Southridge Malls for sale. However, there can be no assurance that a sale of either of these malls will be consumated.

At March 31, 1998, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut), land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates) and short-term investments represented 50.4 percent, 30.2 percent and 19.4 percent of total assets, respectively. At March 31, 1997, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented
50.4 percent, 30.2 percent and 19.4 percent of total assets, respectively.

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

            27.1 Financial Data Schedule of the Account for the period ended March 31, 1998 is filed herewith.

          (B) Report on Form 8-K

          No reports on Form 8-K were required to be filed by the Registrant for the three months ended March 31, 1998.

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


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY
                      ------------------------------
                             (Registrant)




Date:  May 13, 1998                       /S/ Stuart Sedlacek
                                         --------------------
                                                            Stuart A. Sedlacek
                                                Executive Vice President
                                                        and Controller