Form 10-Q
period 1998-06-30
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1998-08-14
CIK 812563

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

      For the quarterly period ended June 30, 1998

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

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                                                         IDS LIFE ACCOUNT RE
                                                                  of
                                                   IDS LIFE INSURANCE COMPANY

                                                            BALANCE SHEETS

                                                                                       June 30,                       December 31,
                                                                                          1998                               1997
                                                                                    (Unaudited)
                                                                                 --------------                  ----------------
Assets:
    Cash                                                                          $         88,686               $         82,887
    Investments in securities, at value (Note 1)
         (identified cost of $1,296,013 and $5,282,201
         at June 30, 1998 and December 31, 1997,
         respectively)                                                                   5,083,039                      5,282,201
    Investments in unconsolidated joint ventures,
         at fair value (cost of $36,245,210 and
         $36,218,770 at June 30, 1998
         and December 31, 1997, respectively)                                           23,161,203                     23,134,763

                                                                                   ----------------                --------------
              Total assets                                                        $     28,332,928               $     28,499,851
                                                                                   ================                ===============

Liabilities:
    Payable to IDS Life for:
         Operating expenses                                                       $        100,831               $        72,008
         Contract terminations                                                                   -                        22,567
Accrued mortality and expense risk fee                                                      27,531                        28,961
Accrued asset management fee                                                                34,414                        36,200

                                                                                   ----------------               --------------
              Total liabilities                                                   $        162,776               $       159,736
                                                                                   ================               ==============

Contract Owners' Equity:
    Net assets applicable to Variable Annuity
         contracts in accumulation period                                         $     28,170,152              $     28,340,115
                                                                                  =================               ==============

Accumulation units outstanding                                                          26,384,346                    27,339,211
                                                                                  =================               ==============

Net asset value per accumulation unit                                                        $1.07                         $1.04
                                                                                  =================               ==============


See accompanying notes to financial statements.

                                                      IDS LIFE ACCOUNT RE
                                                                of
                                                 IDS LIFE INSURANCE COMPANY

                                                  STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                                                             For the three months ended

                                                                                   --------------------         --------------------
                                                                                        June 30,                     June 30,
                                                                                          1998                         1997
                                                                                   --------------------         --------------------
Income:
     Interest income                                                             $              73,224      $               141,708
     Account's equity in earnings of
           unconsolidated joint ventures                                                       539,323                      592,603
                                                                                   --------------------         --------------------

                 Total income                                                    $             612,547      $               734,311
                                                                                   --------------------         --------------------

Expenses:
     Asset management fee                                                        $              98,438      $               113,845
     Mortality and expense risk fee                                                             78,750                       91,075
     Other operating expenses                                                                   12,436                        3,721
                                                                                   --------------------         --------------------

                 Total expenses                                                  $             189,624      $               208,641
                                                                                   --------------------         --------------------

Net income                                                                       $             422,923      $               525,670
                                                                                   ====================         ====================

See accompanying notes to financial statements.

                                                       IDS LIFE ACCOUNT RE
                                                                of
                                                 IDS LIFE INSURANCE COMPANY

                                                  STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                                                                 For the six months ended

                                                                                  -----------------------       -------------------
                                                                                          June 30,                     June 30,
                                                                                            1998                         1997
                                                                                  -----------------------       -------------------
Income:
     Interest income                                                               $               146,462     $           279,853
     Account's equity in earnings of
           unconsolidated joint ventures                                                         1,086,300               1,190,864
     Other income                                                                                       --                  54,258
                                                                                   -----------------------      -------------------

                 Total income                                                     $              1,232,762     $         1,524,975
                                                                                  -------------------------    --------------------


Expenses:
     Asset management fee                                                                          195,899                  227,259
     Mortality and expense risk fee                                                                156,719                  181,807
     Other operating expenses                                                                       41,632                   27,350
                                                                                  -------------------------       -----------------

                 Total expenses                                               $                    394,250     $            436,416
                                                                                  -------------------------       -----------------


Net income                                                                    $                    838,512     $          1,088,559
                                                                                  =========================       =================


See accompanying notes to financial statements.

                                              IDS LIFE ACCOUNT RE
                                                          of
                                            IDS LIFE INSURANCE COMPANY

                                              STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                                  For the six months ended
                                                                                          June 30,                    June 30,
                                                                                            1998                        1997
                                                                                   -------------------------   --------------------
 Cash flows from operating activities:
     Net Income                                                                      $               838,512   $          1,088,559

     Adjustments to reconcile net income to net cash  used  in  operating activities:
           Account's equity in earnings of unconsolidated
             joint ventures                                                                       (1,086,300)            (1,190,864)
           Change in other assets                                                                         --                  4,277
           Change in payable to IDS Life for operating expenses                                       28,823                (25,934)
           Change in accrued mortality and expense risk fee                                           (1,430)                (2,402)
           Change in accrued asset management fee                                                     (1,786)                (3,002)
           Change in payables and other liabilities related
             to wholly-owned real estate property                                                         --                (79,090)
                                                                                         --------------------     ------------------
           Total adjustments to net income                                                        (1,060,693)            (1,297,015)
                                                                                         --------------------     ------------------
           Net cash used in operating activities                                                    (222,181)              (208,456)
                                                                                         --------------------     ------------------

Cash flows from investing activities:
     Net sales (purchases) of short-term securities                                                  199,162              1,471,217
     Distributions received from joint ventures                                                    1,059,860              1,322,170
                                                                                         ---------------------   -------------------
           Net cash provided by investing activities                                               1,259,022              2,793,387
                                                                                         ---------------------   -------------------

Cash flows from financing activities:
     Proceeds from sales of contracts                                                                  3,054                 14,077
     Payments for contract terminations                                                           (1,034,096)            (2,565,222)
                                                                                         ---------------------   -------------------
           Net cash used in financing activities                                                  (1,031,042)            (2,551,145)
                                                                                         ---------------------   -------------------

Net increase in cash                                                                                   5,799                 33,786
Balance of cash at beginning of year                                                                  82,887                102,737
                                                                                         ---------------------   -------------------
Balance of cash at end of period                                                     $                88,686      $         136,523

Supplemental cash flow disclosure:
     Cash paid for mortgage interest & revolving loan                                $                    --      $              --
                                                                                         ======================   ==================

See accompanying notes to financial statements.

                                                       IDS LIFE ACCOUNT RE
                                                              of
                                                  IDS LIFE INSURANCE COMPANY

                                                         June 30, 1998

                                                  NOTES TO FINANCIAL STATEMENTS
                                                            (unaudited)

1.          GENERAL

            In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of June 30, 1998 and December 31, 1997; statements of operations for the three and six months ended June 30, 1998 and 1997; and the statements of cash flows for the six months ended June 30, 1998 and 1997. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1997 and the notes thereto contained in the Account's prospectus dated April 30, 1998. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year.


2.          INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

            Unconsolidated Joint Ventures - Summary Information

      Summary information for the Account of its investments in unconsolidated joint ventures for the six months ended June 30, 1998 and 1997 is as follows:

                                            For the six months ended
                                                    June 30
                                              1998           1997
                                              ----           ----

      Account's share of net
       investment income from
       unconsolidated joint ventures     $  1,086,300        $  1,190,864

      Total net investment income of
       unconsolidated joint ventures     $ 13,294,951        $ 14,426,910

      Total income of unconsolidated
      joint ventures                     $ 22,772,000        $ 22,986,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations

For the Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1998 -

Net assets decreased from $28,499,851 at December 31, 1997 to $28,332,928 at June 30, 1998. During this same time period, the accumulation unit value increased from $1.04 to $1.07. The Account experienced net terminations amounting to $1,031,043 for the six months ended June 30, 1998 compared to net terminations of $2,551,145 for the six months ended June 30, 1997. In the six months ended June 30, 1998 and the six months ended June 30, 1997, IDS Life had not purchased any accumulation units.

Recorded net income for the six months ended June 30, 1998 was $838,512 compared to $1,088,559 for the six months ended June 30, 1997.

Interest income represents income earned in 1998 on the Account's investment in short-term securities. Interest generated from short-term investments was $146,464 for the six months ended June 30, 1998. Interest income for the six months ended June 30, 1997 was $279,853. Interest income for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 was due primarily to an increase in the average short-term balance in 1997. Short term investments decreased towards the end of 1997 due primarily to net account terminations as discussed below.

For the six months ended June 30, 1998, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $1,086,300 compared to $1,190,864 for the six months ended June 30, 1997. The decrease is due primarily to lower rental income achieved at Southridge and Northridge Malls due to lower effective rents.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over a three-year period. Compounding the problem of declining sales are the high operating costs for tenants at the mall. Occupancy has also been affected by tenant bankruptcies over the past years. As of June 30, 1998, occupancy of the mall shops was approximately 59%, including temporary tenants under short term leases.

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

As of June 30, 1998, occupancy of Southridge Mall which is owned by N/S Associates was approximately 88%, including temporary tenants under short-term leases.

The Account paid asset management and mortality expense risk fees of $352,618 and $409,066 for the six months ended June 30, 1998 and 1997, respectively.



Liquidity and Capital Resources

For the Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30, 1997 -

At June 30, 1998, the Account had cash of approximately $89,000 as compared to approximately $83,000 at December 31, 1997.

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

IDS Life has purchased accumulation units in order to maintain the Account and its liquidity. IDS Life made these payments so that no contract holder would be disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life made into the Account were used to pay off the amount that the Account had borrowed under its revolving line of credit. As of June 30, 1998, IDS Life had purchased approximately 26,400,000 accumulation units.

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

Through June 30, 1998, Monmouth Associates had funded approximately $25,905,000 of the renovation loan for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest of approximately $1,300,000, is currently expected to be approximately $29,100,000. Remaining fundings for the renovation loan are expected to be made from cash flow and funds currently held by Monmouth Associates. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1998.

The renovation is nearing completion with tenant improvement work for one of the larger tenants and retainage work remaining. The occupancy of mall shops and outparcel space at the shopping center as of June 30, 1998 was approximately 86%. However, the mall shops and outparcel space are approximately 90% leased. Leasing and occupancy at the shopping center have been adversely affected by tenant bankruptcies occurring over the past several years.

N/S Associates currently expects that it will incur approximately $1,605,000 in 1998 for tenant improvement, asbestos removal and other capital items at Northridge and Southridge Malls. Actual amounts expended in 1998 may vary depending on a number of factors, including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year. N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of tenant improvements, asbestos removal and other capital items generally will be provided out of cash flows from the properties. N/S Associates expended approximately $1,629,000 for tenant improvements, asbestos removal and other capital projects in 1997.

In the first quarter of 1998, N/S Associates has selected a third-party broker and is marketing the Northridge and Southridge Malls. However, there can be no assurance that a sale of either of these malls will be consumated.

The 1225 investment corporation has committed to a plan to sell the property and during the second quarter of 1998 began marketing the property for sale. However, there can be no assurance that a sale transaction on acceptable terms will be consumated.

At June 30, 1998, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut), land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates) and short-term investments represented 51 percent, 30.6 percent and 18 percent of total assets, respectively. At June 30, 1997, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 45 percent, 27 percent and 28 percent of total assets, respectively.

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

        Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits

      4.1 Form of Deferred Variable Annuity Contract is hereby incorporated herein by reference to Exhibit 4 to the Account's Form S-1 (as amended), File Number 33- 13375, filed July 17, 1987.

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

      27.1 Financial Data Schedule of the Account for the period ended June 30, 1998 is filed herewith.

          (B) Report on Form 8-K

      No reports on Form 8-K were required to be filed by the Registrant for the six months ended June 30, 1998.

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


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY
                      ------------------------------
                             (Registrant)




Date:  August 14, 1998                       /S/ Stuart Sedlacek
                                            --------------------
                                             Stuart A. Sedlacek
                                          Executive Vice President
                                             and Controller