Form 10-Q
period 1998-09-30
IDS LIFE ACCOUNT RE OF IDS LIFE INSURANCE CO
filed 1998-11-12
CIK 812563

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the quarterly period ended September 30, 1998

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

Yes   X     No

The Registrant is a separate  account of IDS Life  Insurance  Company (IDS
Life)established pursuant to the insurance laws of the State of Minnesota for the purposes of funding real estate variable annuity contracts. Unless otherwise specifically noted, the information set forth herein only relates to the operations of the Registrant (the "Account") and not to the operations of IDS Life.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                    IDS LIFE ACCOUNT RE
                                             of
                                   IDS LIFE INSURANCE COMPANY

                                        BALANCE SHEETS


                                                        Sept. 30,       Dec. 31,
                                                            1998           1997

                                                     (Unaudited)
                                              -- ----------------  -------------
Assets:
    Cash                                                $3,558          $82,887
    Investments in securities, at value (Note 1)
       (identified cost of $5,295,040 and $5,282,201
       at Sept. 30, 1998 and December 31, 1997,
       Respectively)                                 5,294,060        5,282,201
    Investments in unconsolidated joint ventures,
       at fair value (cost of $36,301,355 and
       $36,218,770 at Sept. 30, 1998
       and December 31, 1997, respectively)         23,217,348       23,134,763

                                                  --------------  -------------
           Total assets                            $28,515,512      $28,499,851
                                                 ================ =============

Liabilities:
    Payable to IDS Life for:
       Operating expenses                              107,927        72,008
       Contract terminations                            10,006        22,567
    Accrued mortality and expense risk fee              25,866        28,961
    Accrued asset management fee                        32,332        36,200

                                         -------------------  -----------------
      Total Liabilities                            $176,131           $159,736
                                         ===================  =================

Contract Owners' Equity:
    Net assets applicable to Variable Annuity
       contracts in accumulation period         $28,339,381        $28,340,115
                                         ===================  =================

Accumulation units outstanding                   26,227,616         27,339,211
                                         ===================  =================

Net asset value per accumulation units                $1.08              $1.04
                                         ===================  =================


See accompanying notes to financial statements.

                                            IDS LIFE ACCOUNT RE
                                                    of
                                        IDS LIFE INSURANCE COMPANY

                                         STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                                     For the nine months ended
                                   --------------------------------------------
                                              Sept. 30,                Sept. 30,
                                                  1998                    1997
                                      -------------------     ------------------
Income:
  Interest income                    $           218,160      $         384,607
  Account's equity in earnings of
  unconsolidated joint ventures                1,552,801              1,699,636
  Other income                                        --                 54,134

                                       -------------------     -----------------
Total income                                   1,770,961              2,138,377
                                       -------------------     -----------------

Expenses:
  Asset management fee                           294,740                333,884
  Mortality and expense risk fee                 235,792                267,108
  Other operating expenses                        54,207                 46,866
  Unrealized depreciation on securities              434                     --

                                        ------------------      ----------------
Total expenses                                   585,173                647,858
                                        -----------------       ----------------

Net income                         $           1,185,788        $     1,490,519
                                        ==================      ================

See accompanying notes to financial statements.

                         IDS LIFE ACCOUNT RE
                                   Of
                        IDS LIFE INSURANCE COMPANY

                        STATEMENTS OF OPERATIONS
                            (Unaudited)




                                        For the three months ended
                                     ------------------------------------------

                                             Sept. 30,              Sept. 30,
                                                 1998                  1997
                                     -----------------------   ----------------
Income:
  Interest income                    $         71,698           $   104,754
  Account's equity in earnings of
  unconsolidated joint ventures               466,501               564,537

                                          -------------------   ----------------
Total income                                  538,199               669,291
                                          -------------------   ----------------

Expenses:
  Asset management fee                         98,841               106,625
  Mortality and expense risk fee               79,073                85,300
  Other operating expenses                     12,575                19,516
  Unrealized depreciation on securities           434                    --
                                          --------------------   ---------------

Total expenses                                190,923               211,441
                                          --------------------  ----------------

Net income (loss)                   $         347,276           $   457,850
                                          ====================   ===============

See accompanying notes to financial statements.


                             IDS LIFE ACCOUNT RE

                                    of
                           IDS LIFE INSURANCE COMPANY

                           STATEMENTS OF CASH FLOWS

                               (Unaudited)

                                                    For the nine months ended
                                                       ----------------------------------------

                                                          Sept. 30,            Sept. 30,
                                                            1998                 1997
                                                       ------------------  ------------------
Cash flows from operating activities:
  Net Income                                         $         1,185,788 $         1,490,519

Adjustments to reconcile net income to net cash
used in operating
activities:
  Account's equity in earnings of unconsolidated
  joint ventures                                             (1,552,801)         (1,699,635)
  Change in other assets                                             --               4,277
  Change in payable to IDS Life for operating expenses           35,919            (42,340)
  Change in accrued mortality and expense risk fee              (3,095)             (4,105)
  Change in accrued asset management fee                        (3,868)             (5,131)
  Change in other  liabilities                                       --             200,940
  Change in payables and other liabilities related
  to wholly-owned real estate property                                --            (79,090)
  Change in unrealized depreciation of
  investment in securities                                          434                   --
                                                         --------------------  ------------------
Total adjustments to net income                                  (1,523,411)         (1,625,084)
                                                         --------------------  ------------------

Net cash used in operating activities                              (337,623)           (134,565)
                                                         --------------------  ------------------

Cash flows from investing activities:
  Distributions received from joint ventures                     1,470,216           1,882,670
  Net sales (purchases) of short-term securities                  (12,840)           3,855,746

                                                       --------------------  ------------------
Net cash provided by investing activities                        1,457,376           5,738,416
                                                       --------------------  ------------------

Cash flows from financing activities:
  Proceeds from sales of contracts                                   3,206              14,536
  Payments for contract terminations                           (1,202,288)         (5,721,124)

                                                       --------------------  ------------------
Net cash used in financing activities                          (1,199,082)         (5,706,588)
                                                       --------------------  ------------------

Net decrease in cash                                              (79,329)           (102,737)
Balance of cash at beginning of year                                82,887             102,737
                                                       --------------------  ------------------

Balance of cash at end of period                     $               3,558 $                --
                                                       ====================  ==================

Supplemental cash flow disclosure:
  Cash paid for mortgage interest & revolving loan   $                  -- $                --
                                                       ====================  ==================

See accompanying notes to financial statements.


                                 IDS LIFE ACCOUNT RE
                                             of
                             IDS LIFE INSURANCE COMPANY

                               September 30, 1998

                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.       GENERAL

         In the opinion of the management of IDS Life, the accompanying unaudited financial statements for IDS Life Account RE (the "Account") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its balance sheets as of September 30, 1998 and December 31, 1997; statements of operations for the three and nine months ended September 30, 1998 and 1997; and the statements of cash flows for the nine months ended September 30, 1998 and 1997. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement disclosure. The statements should be read in conjunction with the Account's financial statements as of and for the year ended December 31, 1997 and the notes thereto contained in the Account's prospectus dated April 30, 1998. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

2.       INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

         Unconsolidated Joint Ventures - Summary Information

         Summary   information   for  the   Account   of  its   investments   in
unconsolidated joint ventures for the nine months ended September 30, 1998 and 1997 is as follows:

                                              For the nine months ended
                                                   September 30
                                              1998                1997
                                              ----                ----

      Account's share of net
       investment income from
       unconsolidated joint ventures        $1,552,801         $1,699,636

      Total net investment income of
       unconsolidated joint ventures       $18,590,170        $14,426,913

      Total income of unconsolidated
       joint ventures                      $35,183,000        $35,277,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations

For the Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997 -

Net assets increased from $28,499,851 at December 31, 1997 to $28,515,512 at September 30, 1998. During this same time period, the accumulation unit value increased from $1.04 to $1.08. The Account experienced net terminations amounting to $1,199,082 for the nine months ended September 30, 1998 compared to net terminations of $5,706,588 for the nine months ended September 30, 1997. In the nine months ended September 30, 1998, and the nine months ended Sept. 30, 1997, IDS Life had not purchased any accumulation units.

Recorded net income for the nine months ended September 30, 1998 was $1,185,788 compared to $1,490,519 for the nine months ended September 30, 1997.

Interest income represents income earned in 1998 on the Account's investment in short-term securities. Interest generated from short-term investments was $218,160 for the nine months ended September 30, 1998. Interest income for the nine months ended September 30, 1997 was $384,607. The decrease in interest income for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 was due primarily to higher average short-term balances in 1997. Short term investments decreased towards the end of 1997 due primarily to net account terminations as discussed below.

For the nine months ended September 30, 1998, the Account's recorded equity in earnings of its unconsolidated joint ventures (N/S Associates, Monmouth Associates and 1225 Connecticut) was $1,552,801 compared to $1,699,635 for the nine months ended September 30, 1997. The decrease is due primarily to lower rental income achieved at Southridge and Northridge Malls due to lower effective rents.

Northridge Mall continues to be adversely affected by the perception that it is an unsafe place to shop. This perception has resulted in declining sales and occupancy over a three-year period. Compounding the problem of declining sales are the high operating costs for tenants at the mall. Occupancy has also been affected by tenant bankruptcies over the past years. As of September 30, 1998, occupancy of the mall shops was approximately 59%, including temporary tenants under short term leases.

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

As of September 30, 1998, occupancy of Southridge Mall which is owned by N/S Associates was approximately 90%, including temporary tenants under short-term leases.

The Account paid asset  management  and mortality  expense risk fees of $530,532
and  $600,992  for  the  nine  months  ended   September   30,  1998  and  1997,
respectively.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997 -

At September 30, 1998, the Account had cash and investments of short-term securities of approximately $5,298,164 as compared to approximately $5,335,088 at December 31, 1997.

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

IDS Life has purchased accumulation units in order to maintain the Account and its liquidity. IDS Life made these payments so that no contract holder would be disadvantaged because sales of new contracts have been discontinued. The initial payments for accumulation units that IDS Life made into the Account were used to pay off the amount that the Account had borrowed under its revolving line of credit. As of September 30, 1998, IDS Life had purchased approximately 26,227,616 accumulation units.

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

Through September 30, 1998, Monmouth Associates had funded approximately $25,905,000 of the renovation loan for Monmouth Mall. Fundings of principal on the loan have been made from cash reserves held by Monmouth Associates, cash flow from interest and ground rent payments received from the borrower/lessee and capital contributions made to Monmouth Associates by its partners pro rata based upon their respective interests. The aggregate amount of capital contributions to finance the loan is approximately $9,830,000. The Account's share of these capital contributions is approximately $685,000. The aggregate amount of the renovation loan, including accrued and deferred interest of approximately $1,300,000, is currently expected to be approximately $27,205,000. Monmouth Associates may also be required to make certain additional loans to pay a portion of the costs of certain tenant improvements or other ordinary capital expenditures. In addition, Monmouth Associates may provide additional financing to the borrower/lessee in order to pay costs to be incurred in connection with the replacement or expansion of a department store tenant at Monmouth Mall. However, it is not currently expected that this would occur during 1998.

The renovation is complete. The occupancy of mall shops and outparcel space at the shopping center as of September 30, 1998 was approximately 85 percent. However, the mall shops and outparcel space are approximately 94 percent leased. Leasing and occupancy at the shopping center have been adversely affected by tenant bankruptcies occurring over the past several years.

N/S Associates currently expects that it will incur approximately $1,400,000 in 1998 for tenant improvement, asbestos removal and other capital items at Northridge and Southridge Malls. Actual amounts expended in 1998 may vary depending on a number of factors, including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year. N/S Associates undertakes asbestos removal from time to time at portions of the Northridge and Southridge Malls as tenant spaces are vacated and prior to occupancy by new tenants. The cost of tenant improvements, asbestos removal and other capital items generally will be provided out of cash flows from the properties. N/S Associates expended approximately $2,236,000 for tenant improvements, asbestos removal and other capital projects in 1997.

In the first quarter of 1998, N/S Associates has selected a third-party broker and is marketing the Northridge and Southridge Malls. During the quarter, N/S Associates entered into a non-binding letter of intent to sell the Northridge and Southridge Malls. The prospective purchaser (an independent third party) is currently conducting its due diligence review with respect to the properties and is expected to complete such reviews by the end of 1998. The letter of intent executed by N/S Associates and the prospective purchaser is non-binding and consummation of the proposed transaction is subject to the satisfaction of various conditions. Therefore, there can be no assurance that a sale of these properties will be consummated on any terms.

The 1225 investment corporation has committed to a plan to sell the property and during the second quarter of 1998 began marketing the property for sale. However, there can be no assurance that a sale transaction on acceptable terms will be consummated.

At September 30, 1998, real property investments (through two unconsolidated joint ventures, N/S Associates and 1225 Connecticut,) land sale-leaseback investments (through an unconsolidated joint venture, Monmouth Associates) and short-term investments represented 51 percent, 31 percent and 19 percent of total assets, respectively. At September 30, 1997, real property investments, mortgage loan and land sale-leaseback investments and short-term investments represented 50 percent, 29 percent and 21 percent of total assets, respectively.

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

         27.1 Financial Data Schedule of the Account for the period ended September 30, 1998 is filed herewith.

          (B) Report on Form 8-K

         No reports on Form 8-K were required to be filed by the Registrant for the three months ended September 30, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IDS LIFE ACCOUNT RE
                                 of
                      IDS LIFE INSURANCE COMPANY
                      ______________________________
                             (Registrant)




Date:  November 13, 1998                       /S/ Stuart Sedlacek
                                              -----------------------
                                               Stuart A. Sedlacek
                                               Senior Vice President - Finance
                                               Chief Financial Officer